Form 10-K
period 1993-12-31
IBM CREDIT CORP
filed 1994-03-15
CIK 353524

<PAGE 1>


                           UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               _________



                             ANNUAL REPORT

                pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                 1-8175
                        (Commission file number)

                         IBM CREDIT CORPORATION
         (Exact name of registrant as specified in its charter)

                DELAWARE                               22-2351962
        (State of Incorporation)         (IRS employer identification number)

           290 Harbor Drive
           P. O. Box 10399
        Stamford, Connecticut                                06904 - 2399
 (Address of principal executive offices)                     (Zip Code)

                               203-973-5100
                     (Registrant's telephone number)

Securities registered pursuant to Section 12 (b) of the Act:
                                                      Name of each exchange
         Title of each class                            on which registered
         ___________________                          _____________________

6 3/10% Notes due March 15, 1995                     New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ___    ___

As of February 28, 1994, the number of outstanding shares of capital stock, par value $1.00 per share, of the registrant was 750, all of which shares were held by International Business Machines Corporation.
Aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1994. None.

The registrant meets the conditions set forth in General Instruction J
(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.











<PAGE 2>




                             TABLE OF CONTENTS
                             _________________

PART I                                                               Page

Item 1.  Business                                                     3
Item 2.  Properties                                                   3
Item 3.  Legal Proceedings                                            3
Item 4.  Submission of Matters to a Vote of Security Holders          3

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                          3
Item 6.  Selected Financial Data                                      4
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                           5
Item 8.  Financial Statements and Supplementary Data                 12
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                         33

PART III

Item 10. Directors and Executive Officers of the Registrant          33
Item 11. Executive Compensation                                      33
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  33
Item 13. Certain Relationships and Related Transactions              33

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 33






























<PAGE 3>


                                 PART I

ITEM 1.  BUSINESS:

     The principal business of IBM Credit Corporation (the Company) is financing. All the outstanding capital stock of the Company is owned by International Business Machines Corporation (IBM), a New York corporation. The Company finances the purchase and lease of IBM products and related products and services by customers of IBM in the U.S. The Company also engages in other financings, some of which are related and some of which are unrelated to the business of IBM.

     Pursuant to a Support Agreement between IBM and the Company, IBM has agreed to retain 100 percent of the voting capital stock of the Company, unless required to dispose of any or all such shares of stock pursuant to a court decree or order of any governmental authority which, in the opinion of counsel to IBM, may not be successfully challenged. IBM has also agreed to cause the Company to have a tangible net worth of at least $1.00 at all times.


ITEM 2.  PROPERTIES:

     The Company's principal executive offices in Stamford, Connecticut, comprise approximately 154,000 square feet of office space. The Company occupies this space under an arrangement with IBM, which is the master tenant of this property under long-term leases.


ITEM 3.  LEGAL PROCEEDINGS:

     None material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


     Omitted pursuant to General Instruction J.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

     All shares of the Company's capital stock are owned by IBM and accordingly there is no market for such stock. The Company paid dividends of $325,000,000 and $50,000,000 to IBM in 1993 and 1992,
respectively. Dividends are paid as declared by the Board of Directors of the Company.



                             -3-












<PAGE 4>


Item 6. SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with the financial statements of
IBM Credit Corporation and the related notes to the financial statements included in this document.

(Dollars in thousands)                        1993         1992        1991        1990        1989
                                              ____         ____        ____        ____        ____
For the year:
  Finance and other income. . . . . .     $1,770,430  $1,762,530   $1,644,527   $1,427,985  $1,057,967
  Gross profit on equipment sales . .         63,580      66,873       75,306       45,576      32,014
  Interest expense. . . . . . . . . .        365,675     445,816      562,531      606,750     497,811
  Net earnings. . . . . . . . . . . .        220,220     219,270      200,221      165,510     137,011
  Dividends . . . . . . . . . . . . .        325,000      50,000       25,000       75,000      72,000

  Products purchased for leases . . .      2,165,577   2,794,567    2,786,088    3,188,318   3,186,288
  Loans receivable financing . . . .         441,939     651,153      665,735      868,623     880,900
  IBM state and local installment
    receivables and leases. . . . . .        294,166     412,476      486,872      535,586     443,377
  Working capital financing . . . . .      5,866,300   4,213,000    4,905,000    5,670,395   4,572,409

  Return on average assets. . . . . .           2.0%        2.0%         1.9%         1.7%        1.7%
  Return on average equity. . . . . .          19.1%       19.0%        20.3%        19.9%       18.1%

At end of year:
  Total assets. . . . . . . . . . . .    $10,041,543 $11,451,267  $11,326,662  $11,131,924  $9,474,326
  Net investment in capital leases. .      4,437,257   6,037,269    5,930,493    5,380,200   4,361,612
  Equipment on operating lease, net .      1,753,121   1,776,576    1,726,226    1,800,266   1,666,322
  Working capital financing receivables    1,425,781   1,138,131    1,092,785      974,695     423,002
  Loans receivable. . . . . . . . . .      1,037,864   1,416,252    1,558,591    1,733,088   1,645,605

  Short-term debt . . . . . . . . . .      4,227,724   5,399,030    5,343,811    4,281,458   3,175,987
  Long-term debt. . . . . . . . . . .      2,279,796   2,406,071    2,158,988    2,996,729   3,590,094
  Stockholder's equity. . . . . . . .      1,150,729   1,255,509    1,086,239      911,018     820,508



                                  -4-


<PAGE 5>










  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS:

OVERVIEW

The Company originated financing for $9.3 billion of equipment, software and services during 1993. Net earnings for 1993 were $220.2 million, yielding a return on average equity of 19.1 percent.

During the fourth quarter of 1993, the Company sold $1.4 billion of capital equipment and working capital financing receivables (financing receivables) realizing an aftertax gain of $12.9 million, as described throughout this discussion and analysis. In addition, during 1993, a charge of $23.9 million was recorded to reflect the effect of an increase in the federal income tax rate from 34 percent to 35 percent. The effect of the new tax rate was required to be recognized in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes."

In the 1993 second quarter, responding to the decline in IBM shipments and the resulting lower level of IBM Credit capital equipment financing originated, the Company initiated actions to reduce its infrastructure, including specific actions to reduce its workforce. These actions reduced future expenses and brought resources in line with current market conditions. To recognize the cost of these actions, aftertax restructuring charges of $6.4 million were recorded in 1993.


FINANCING ORIGINATED

For the year ended December 31, 1993, the Company originated financing for $9.3 billion of equipment, software and services, an increase of 8 percent from 1992. Capital equipment financing for end users decreased by 22 percent to $3.4 billion. The decrease in capital equipment financing originated is primarily the result of fewer IBM shipments in 1993 compared with 1992, together with a decline in the proportion of IBM products and services financed by the Company. Working capital financing for dealers and remarketers of information industry products increased by 39 percent to $5.9 billion. This improvement reflects increased shipments of IBM's personal computer and workstation products throughout 1993, as well as the development of IBM Credit's efforts to provide working capital financing that meets the full range of financing requirements of IBM authorized resellers.

Capital equipment financings for end users is comprised of purchases of $1,733.8 million of information handling systems products from International Business Machines Corporation (IBM), financing originated of installment receivables of $165.1 million, other financing, primarily for IBM software and services of $277.5 million, installment and lease financing for state and local government customers of $294.2 million for the account of IBM, and other financing
                                  -5-

<PAGE 6>



of $919.7 million for equipment and services including maintenance, remarketing transactions, sale leaseback transactions, as well as selected complementary non-IBM equipment which meets IBM customers' total solution requirements. The purchases of $1,733.8 million from IBM consisted of $1,306.3 million for capital leases and $427.5 million for operating leases.

REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used IBM equipment. This equipment is primarily sourced from the termination of existing lease transactions and is generally remarketed through retail channels in cooperation with the IBM sales force. The equipment is leased to end users or sold outright. These transactions may be with existing lessees or, when equipment is returned, with a new customer. At December 31, 1993, the investment in remarketed equipment on capital and operating leases totaled $619.8 million, an increase of 40.3 percent from the 1992 year-end investment of $441.9 million. Included in remarketing activities are income from leases and gross profit on equipment sales, net of the reduction in income to recognize the writedown in residual values of certain leased equipment. These remarketing contributions amounted to $103.1 million for the year ended December 31, 1993, down from $118.9 million for the year ended December 31, 1992.

ASSETS

Total assets were $10.0 billion at December 31, 1993, compared with $11.5 billion at December 31, 1992. The decrease reflects the securitization and sale of $1.4 billion of financing receivables during the fourth quarter of 1993, proceeds of which were used to reduce total debt, as well as the decrease in capital equipment financing originated in 1993, offset in part by an increase in working capital financing originated. Total financing receivables serviced by the Company as of December 31, 1993 were $11.1 billion, compared with $11.3 billion at December 31, 1992. Total financing receivables serviced include those financing receivables securitized and sold in the fourth quarter of 1993 ($1,371.0 million), capital and operating leases ($6,363.0 million in 1993, $7,814.0 million in 1992), loans receivable ($1,038.0 million in 1993, $1,416.0 million in 1992), and working capital financing receivables ($1,426.0 million in 1993, $1,138.0 million in 1992), as well as state and local government installment and lease financing receivables of IBM ($868.0 million in 1993, $950.0 million in 1992).

Approximately 85 percent of the Company's total assets at December 31, 1993, related to the financing of IBM products and services.



                                  -6-

<PAGE 7>



LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $6,507.5 million of debt at December 31, 1993. Total debt, which includes short-term and long-term debt, decreased by $1,297.6 million during 1993. This decrease was primarily the result of applying proceeds from the sale of financing receivables during the fourth quarter of 1993 to reduce commercial paper and retire long-term debt. The proceeds were also used for general Corporate purposes, including dividends to IBM.

At December 31, 1993, the Company had available $1.9 billion of a shelf registration with the Securities and Exchange Commission. This shelf registration allows the Company to quickly access domestic financial markets. In addition, a subsidiary of the Company had available $750.0 million of a separate shelf registration for asset backed securities. The Company also has a commercial paper program, a medium-term note program, and the IBM money market program. The Company is an authorized borrower of up to $1.0 billion under a $10.0 billion IBM Global Credit Facility, and has a liquidity agreement with IBM for $500.0 million. Back up lines of credit in the amount of $1.6 billion were terminated when the IBM Global Credit Facility was put in place; they had not been drawn upon. The Company also has the option, as approved by the Board of Directors on July 29, 1993, to sell, assign, pledge, or transfer up to an additional $2.6 billion of assets to third parties through December 31, 1994. These financing sources along with the Company's internally generated cash, medium-term note and commercial paper programs provide the flexibility to the Company to grow its lease and loan portfolio, service debt, and fund working capital.

Due to IBM Corporation and affiliates decreased by $144.2 million to $1,259.5 million at December 31, 1993 from $1,403.7 million at December 31, 1992. This reduction was primarily attributable to the lower volume of capital equipment purchased from IBM in the fourth quarter of 1993, compared with the fourth quarter of 1992, offset by a net increase in working capital financing receivables purchased in the fourth quarter of 1993 compared with the 1992 fourth quarter. Amounts due to IBM Corporation and affiliates represent trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, with payment terms comparable to those offered to other IBM customers. Also included in due to IBM Corporation and affiliates is income taxes currently payable under the intercompany tax allocation agreement.

Total stockholder's equity at December 31, 1993 was $1,150.7 million, down $104.8 million from year-end 1992. The change in stockholder's equity reflects payments of $325.0 million in dividends to IBM, and net earnings of $220.2 million.

At December 31, 1993, the Company's debt to equity ratio was 5.7:1, compared with 6.2:1 at December 31, 1992.

:hp3.TOTAL CASH PROVIDED BEFORE DIVIDENDS:EHP3.

Total cash provided before dividends was $336.3 million for 1993, compared with $125.1 million for 1992. Cash and cash equivalents at December 31, 1993, totaled $609.9 million, an increase of $11.3 million compared with the balance at December 31, 1992.
                                  -7-
<PAGE 8>




Total cash provided before dividends reflects $1,631.7 million of cash provided by operating and investing activities, reduced by $1,295.4 million of cash used in financing activities, before dividends.

INCOME FROM LEASES

Income from leases decreased by 14 percent to $573.4 million in 1993, from $667.0 million in 1992. This decline is the result of a decrease in capital equipment financing originated throughout 1993, together with lower yields associated with declining market interest rates. Income from leases includes lease income resulting from remarketing transactions. For the year ended December 31, 1993, this income amounted to $71.6 million, which is comparable to 1992.

On a periodic basis, the Company reassesses the future residual value of its portfolio of leases. In accordance with generally accepted account-ing principles, anticipated increases in specific future residual values may not be recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values, considered to be other than temporary, must be recognized currently.

A review of the Company's $775.0 million residual value portfolio at December 31, 1993 indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, but declines in the future residual value of certain leased equipment were identified. To recognize these declines, the Company recorded a $32.0 million reduction to income from leases for 1993, compared with $20.0 million in 1992.

INCOME FROM LOANS

Income from loans decreased by 28 percent to $112.3 million in 1993 from $155.6 million in 1992. This decline is the result of a reduction in the loan portfolio and lower yields associated with declining market interest rates.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 29 percent to $104.3 million in 1993, compared with $80.6 million in 1992. This increase is primarily due to growth in the size of the average working capital financing receivables outstanding during 1993, compared with 1992. The growth reflects increased amounts of IBM's personal computer and workstation products, which the Company financed throughout 1993, as well as an increase in the volume of financing provided for non-IBM products for IBM authorized resellers.

EQUIPMENT SALES

Equipment sales increased by 13 percent to $840.9 million in 1993, compared with $743.3 million in 1992. Included in these amounts is revenue from outright sales and sales-type leases of Company-owned equipment with either existing lessees or, when equipment is returned, with other customers.
                                  -8-

<PAGE 9>


Gross profit on equipment sales amounted to $63.6 million for 1993, compared with $66.9 million for 1992. The gross profit margin declined to 7.6 percent in 1993 from 9.0 percent in 1992. This lower margin reflects a $20.0 million charge to recognize the decline in current market value for 3390 Model 2 Direct Access Storage Device equipment sold or leased under sales-type leases during the third and fourth quarters of 1993 or inventoried at December 31, 1993. The decline in current market value of this equipment was the result of a temporary excess supply in the used equipment markets. Gross profit margin on other products continues to be within the range of management's expectations.

OTHER INCOME

Other income increased by 20 percent to $139.5 million in 1993 from $116.0 million in 1992. Included in other income is a pretax gain on the sale of financing receivables of $21.0 million, net of related expenses. The sale of financing receivables generally accelerates the recognition of finance income and can result in a current period gain or loss. The amount of such gain or loss is dependent on a number of factors and may create a degree of volatility in earnings depending on the type of receivables sold, the structure of the transaction, and prevailing financial market conditions. The Company continues to service the financing receivables sold and earns a fee which is included in other income. Also included in other income is interest income earned on cash and cash equivalents, as well as fees for managing IBM's state and local government installment and lease financing receivable portfolio. The increase in other income is the result of growth in interest income and the gain on the sale of financing receivables, partially offset by a decrease in fees earned from managing IBM's state and local government installment and lease financing receivable portfolio.


TOTAL FINANCE AND OTHER INCOME

Total finance and other income increased to $1,770.4 million in 1993 from $1,762.5 million in 1992. The increase is due to growth in income from working capital financing, other income, and equipment sales, partially offset by reductions in income from leases and loans.

INTEREST EXPENSE

Interest expense declined as the Company's total debt decreased. In addition, the Company continued to benefit from lower market interest rates, partially offset by an increased cost of funding due to debt downgradings throughout 1993. Interest expense decreased by 18 percent to $365.7 million in 1993, compared with $445.8 million in 1992. The Company's overall average cost of debt decreased to 5.0 percent in 1993, from 5.9 percent in 1992.

                                  -9-

<PAGE 10>


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling,  general,  and administrative expenses decreased one percent to
$185.5 million in 1993, from $186.9 million in 1992.   The  decrease  is
due to the Company's continuing efforts to manage expenses.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer. Working capital financing receivables are secured by the underlying inventory and accounts receivable financed. At December 31, 1993, the allowance for receivable losses approximated
1.5 percent of the Company's portfolio of leases and loans, compared with approximately 1.7 percent at December 31, 1992. The provision for receivable losses decreased to $38.0 million in 1993 from $102.6 million in 1992. This decrease reflects the reduction in the amount of capital equipment financed, and an economic environment that continues to improve. Additionally, the Company continues to effectively manage credit risk and contain losses. These efforts resulted in the 1993 recovery of $11.0 million of losses previously recorded in 1991 and 1992 to reflect the then estimated loss associated with a major bankruptcy, along with other recoveries throughout 1993.

INCOME TAXES

The effective tax rate in 1993 was 44.0 percent, compared with 37.5 percent in 1992. The increase in the effective tax rate reflects the enactment of the Omnibus Budget Reconciliation Act of 1993 (the Act) during the third quarter of 1993. The Act increased the U.S. corporate income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. The tax rate increase resulted in a $23.9 million charge for 1993; $20.1 million related to previously provided deferred taxes, and $3.8 million in current taxes. The Company expects its effective tax rate to approximate the statutory federal and state income tax rates in future years.

NET EARNINGS

Net earnings were $220.2 million for the year ended December 31, 1993, compared with $219.3 million for 1992. Excluding the additional income tax expense, the restructuring charges, and the gain on the sale of financing receivables, net earnings would have been $237.6 million for 1993, an increase of 8.3 percent compared with 1992.


RETURN ON AVERAGE EQUITY

The 1993 results yielded a return on average equity of 19.1 percent, compared with 19.0 percent in 1992. Without the specific items mentioned in the preceding paragraph, the return on average equity would have been 20.3 percent.

                                  -10-
<PAGE 11>



NEW ACCOUNTING STANDARDS

In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS 112, "Employer's Accounting for Postemployment Benefits," which established new accounting principles for the cost of benefits provided to former or inactive employees after employment but before retirement. IBM and IBM Credit elected early adoption of SFAS 112 as of January 1, 1993. The impact of adoption did not materially impact the results of the Company's operations.

In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," which amends SFAS 5, "Accounting for Contingencies," and SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Under SFAS 114, creditors should evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual. Additionally, SFAS 114 requires creditors to measure all loans that are restructured in a troubled debt restructuring involving a modification of terms to reflect the time value of money. This statement is effective for fiscal years beginning after December 15, 1994.

In May 1993, the FASB issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which prescribes the accounting for debt and equity securities held as assets. This statement is effective for fiscal years beginning after December 15, 1993.

It is expected that the implementation of standards 114 and 115 will not result in a material charge to the results of operations in the year of adoption.

CLOSING DISCUSSIONS

In the 1993 second quarter, the Company initiated actions to reduce its infrastructure, including specific actions to reduce its workforce. To recognize the cost of these actions, aftertax restructuring charges of $6.4 million were recorded. If our assumptions with regard to market conditions prove correct, then the Company's resources will be sufficient to enable it to carry out its mission of supporting customers in their acquisition of IBM products and services by providing competitive financing, and contributing to the growth and stability of IBM earnings.


                                  -11-

<PAGE 12>


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
<AUDIT-REPORT>

Report of Independent Accountants


February 16, 1994

To the Stockholder and Board of Directors of IBM Credit Corporation


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on pages 33 and 34 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion thereon based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether such statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse
Stamford, CT

</AUDIT-REPORT>


                                  -12-
<PAGE 13>


IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

at December 31:

(Dollars in thousands)


                                                     1993         1992
                                                 ___________  ___________
ASSETS:

  Cash and cash equivalents. . . . . . . . . . .$   609,891   $   598,557
  Net investment in capital leases . . . . . . .  4,437,257     6,037,269
  Equipment on operating lease, net. . . . . . .  1,753,121     1,776,576
  Loans receivable . . . . . . . . . . . . . . .  1,037,864     1,416,252
  Working capital financing receivables  . . . .  1,425,781     1,138,131
  Investments and other assets . . . . . . . . .    531,737       484,482
  Due and deferred from receivable sales . . . .    245,892         -
                                                ____________  ___________
Total Assets                                    $10,041,543   $11,451,267
                                                ============  ===========


:hp3.LIABILITIES AND STOCKHOLDER'S EQUITY::ehp3.

  Liabilities:

  Short-term debt. . . . . . . . . . . . . . . .$ 4,227,724   $ 5,399,030
  Due to IBM Corporation and affiliates. . . . .  1,259,547     1,403,746
  Interest and other accruals. . . . . . . . . .    312,464       270,740
  Deferred income taxes  . . . . . . . . . . . .    811,283       716,171
  Long-term debt . . . . . . . . . . . . . . . .  2,279,796     2,406,071
                                                 ___________  ___________
     Total liabilities                            8,890,814    10,195,758
                                                 ___________  ___________
  Stockholder's equity:

  Capital stock, par value $1 per share
     Shares authorized: 10,000
     Shares issued: 750. . . . . . . . . . . . .    438,811       438,811
  Retained earnings. . . . . . . . . . . . . . .    711,918       816,698
                                                ____________  ___________
     Total stockholder's equity  . . . . . . . .  1,150,729     1,255,509
                                                ____________  ___________
Total Liabilities and Stockholder's Equity      $10,041,543   $11,451,267
                                                ============  ===========

The accompanying notes are an integral part of this statement.


                                  -13-
<PAGE 14>


IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS


For the Year Ended December 31:

(Dollars in thousands)
                                                1993        1992        1991
                                             __________  __________  __________
FINANCE AND OTHER INCOME:
  Income from leases:
    Capital leases . . . . . . . . . . . . . $  450,071  $  502,835  $  461,272
    Operating leases (net of depreciation:
     1993 - $662,898, 1992 - $643,128 and
     1991 - $614,277)  . . . . . . . . . . .    123,326     164,155     165,212
                                             __________  __________  __________
                                                573,397     666,990     626,484
  Income from loans. . . . . . . . . . . . .    112,339     155,595     179,636
  Income from working capital financing  . .    104,286      80,645      90,016
  Equipment sales. . . . . . . . . . . . . .    840,944     743,285     555,413
  Other income. . . . . . . .  . . . . . . .    139,464     116,015     192,978
                                             __________  __________  __________
    Total finance and other income . . . . .  1,770,430   1,762,530   1,644,527
                                             __________  __________  __________

COST AND EXPENSES:
  Interest . . . . . . . . . . . . . . . . .    365,675     445,816     562,531
  Cost of equipment sales. . . . . . . . . .    777,364     676,412     480,107
  Selling, general, and administrative . . .    185,493     186,866     154,774
  Restructuring charges. . . . . . . . . . .     10,489        -           -
  Provision for receivable losses. . . . . .     38,017     102,604     122,036
                                             __________  __________  __________
    Total cost and expenses. . . . . . . . .  1,377,038   1,411,698   1,319,448
                                             __________  __________  __________

     EARNINGS BEFORE INCOME TAXES      . . . . .    393,392     350,832     325,079

Provision for income taxes . . . . . . . . .    173,172     131,562     124,858
                                             __________  __________  __________
     NET EARNINGS     .. . . . . . . . . . . . . . .    220,220     219,270     200,221

Dividends . .  . . . . . . . . . . . . . . .   (325,000)    (50,000)    (25,000)
Retained earnings at January 1 . . . . . . .    816,698     647,428     472,207
                                             __________  __________  __________
Retained earnings at December 31 . . . . . .  $ 711,918  $  816,698  $  647,428
                                             ==========  ==========  ==========

The accompanying notes are an integral part of this statement.


                                  -14-
<PAGE 15>


IBM CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31:
(Dollars in thousands)
                                                     1993        1992        1991
                                                  __________  __________  __________

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings . . . . . . . . . . . . . . . . . $ 220,220    $ 219,270   $ 200,221
   Adjustments to net earnings:
     Depreciation and amortization. . . . . . . .   667,593      644,334     614,782
     Provision for receivable losses. . . . . . .    38,017      102,604     122,036
     Gain on sale of financing receivables  . . .   (21,040)        -          -
     Change in deferred income taxes  . . . . . .    95,112      271,728    (201,074)
     Change in interest and other accruals. . . .    41,724       84,481     (46,030)
     Gross profit on equipment sales  . . . . . .   (63,580)     (66,873)    (75,306)
                                                  __________  __________  __________
   Cash flow provided by net earnings . . . . . .   978,046    1,255,544     614,629
   Proceeds from sale of mortgage portfolio . . .      -            -        586,561
   Proceeds from equipment sales  . . . . . . . .   840,944      743,285     555,413
   Change in amounts due to IBM and affiliates  .  (144,199)    (703,176)     42,009
                                                  __________  __________  __________
Cash provided by operating activities . . . . . . 1,674,791    1,295,653   1,798,612
                                                  __________  __________  __________
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Investment in capital leases . . . . . . . . .(1,397,459)  (1,975,981) (2,243,358)
   Collection of capital leases, net
    of income earned. . . . . . . . . . . . . . . 1,612,983    1,418,041   1,372,682
   Investment in equipment on operating lease . .  (768,118)    (818,586)   (567,118)
   Investment in loans receivable. . .  . . . . .  (441,939)    (651,153)   (665,735)
   Collection of loans receivable, net
    of interest earned. . . . . . . . . . . . . .   668,544      762,008     784,524
   Investment in working capital financing
    receivables, net of cash collected. . . . . .  (685,651)     (48,057)   (118,275)
   Proceeds from sale of financing receivables  . 1,350,000         -           -
   Other changes, net . . . . . . . . . . . . . .  (381,384)    (166,844)   (294,963)
                                                  __________  __________  __________
Cash used in investing activities . . . . . . . .   (43,024)  (1,480,572) (1,732,243)
                                                  __________  __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt . . . 1,670,009    1,167,153   1,237,237
   Repayment of debt:
    Original maturities of one year or more . . .(1,313,432)  (2,009,645) (1,339,490)
    Original maturities within one year (net
     of debt issued). . . . . . . . . . . . . . .(1,652,010)   1,152,506     342,995
   Cash dividends paid to IBM Corporation . . . .  (325,000)     (50,000)    (25,000)
                                                  __________  __________  __________
Cash (used in) provided by financing activities .(1,620,433)     260,014     215,742
                                                  __________  __________  __________
Increase in cash and cash equivalents . . . . . .    11,334       75,095     282,111
Cash and cash equivalents at January 1. . . . . .   598,557      523,462     241,351
                                                  __________  __________  __________
Cash and cash equivalents at December 31. . . . .$  609,891   $  598,557  $  523,462
                                                  ==========  ==========  ==========
     TOTAL CASH PROVIDED BEFORE DIVIDENDS     .    $  336,334   $  125,095  $  307,111
                                                  ==========  ==========  ==========

The accompanying notes are an integral part of this statement.
                                  -15-

<PAGE 16>

IBM CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of IBM Credit Corporation (the Company) and those of its subsidiaries which are more than 50 percent owned. Investments in partnerships in which the Company has typically a 20 percent ownership are accounted for using the equity method.

Cash and Cash Equivalents: Time deposits with original maturities generally of three months or less are included in cash and cash equivalents. Cash paid for interest was $366.2 million, $504.1 million, and $580.3 million for 1993, 1992 and 1991, respectively.

Finance Income Recognition: Income attributable to direct financing leases and loans receivable is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases or receivables. Income recognized from leveraged leases includes the amortization of unearned finance income and deferred investment and other tax credits over the term of the leases, at level rates of return, during periods when the net investment balance is positive.

Equipment   on   Operating  Lease:     Equipment  is  depreciated  on  a
straight-line basis to its estimated residual value over the lease term.

Equipment Sales Income Recognition: Revenue from equipment sales to existing lessees is recognized at the effective date a purchase provision is exercised. Revenue from sales to parties other than the existing lessee is recognized when title transfers.

Allowance for Receivable Losses: The allowance for receivable losses is determined on the basis of actual collection experience and estimated future collectibility of the related assets.

Income Taxes: The application of the intercompany tax allocation agreement (the Agreement) between the Company and its parent company, IBM, was mutually clarified during the first quarter of 1993. The Agreement now

                                  -16-
<PAGE 17>


aligns the settlement of federal and state tax benefits/and or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return, and files separate state tax returns in selected states. Included in due to IBM Corporation and affiliates at December 31, 1993 and 1992, respectively, is $263.8 million and $5.3 million of current income taxes payable as determined in accordance with the intercompany tax allocation agreement. Cash paid for income taxes in 1993, 1992, and 1991, was $120.6 million, $7.8 million, and $5.5 million, respectively.

RELATIONSHIP WITH IBM:

Pursuant to a Support Agreement between IBM and the Company, IBM has agreed to retain 100% of the voting capital stock of the Company, unless required to dispose of any or all such shares of stock pursuant to a court decree or order of any governmental authority which in the opinion of counsel to IBM, may not be successfully challenged. IBM has also agreed to cause the Company to have a tangible net worth of at least $1.00 at all times. The Support Agreement provides that it shall not be deemed to constitute a direct or indirect guarantee of IBM to any party of the payment of the principal of, or interest on, any indebtedness, liability or obligation of the Company. The Support Agreement may not be modified, amended or terminated while there is outstanding any debt of the Company, unless all holders of such debt have consented in writing.

IBM provides collection, administration and other services and products for the Company and is reimbursed for the cost of these services and products. The Company is compensated for services performed for IBM, primarily for management of IBM's state and local government installment receivable portfolio, the fees for which are reflected in other income. Additionally, the Company is compensated for the tax benefits resulting from tax deferrals generated through January 1, 1993, by leasing transactions, and the fees are included in other income.

                                  -17-

<PAGE 18>


An operating agreement with IBM provides that installment receivables, which include finance charges, may be purchased by the Company at a mutually agreed-upon price. The Company is reimbursed by IBM for any price adjustments and concessions which reduce the amount of receivables previously purchased by the Company. The operating agreement with IBM also provides that IBM will offer term leases of the Company to creditworthy potential lessees. IBM's sales price of the equipment to the Company will be at the purchase price payable by the lessee, unless otherwise agreed to.

The Company has an agreement with IBM which provides that losses on receivables arising from purchases of IBM equipment by IBM and Lexmark dealers and remarketers in excess of 2.25 percent of the average aggregate monthly receivable balance for any given year will be reimbursed to the Company by IBM. The Company has not received any payments from IBM as a result of this agreement.

The Company has a liquidity agreement with IBM International Financing, N.V. (IIF), whereby the Company has agreed to advance funds to IIF, as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this arrangement, the Company entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in amounts not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these liquidity agreements as of December 31, 1993.

From time to time, the Company has provided IBM and its affiliates with funds at prevailing interest rates.


                                  -18-
<PAGE 19>



NET INVESTMENT IN CAPITAL LEASES:

The Company's capital lease portfolio includes direct financing and leveraged leases.

Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. The components of the net investment in direct financing leases at December 31, 1993 and 1992 are as follows:


(Dollars in thousands)
                                                 1993          1992
                                             __________    __________
Minimum lease payments receivable . . . .    $4,500,304    $6,413,253
Estimated unguaranteed residual values. .       366,356       449,055
Deferred initial direct costs . . . . . .        30,932        39,242
Unearned income . . . . . . . . . . . . .      (622,410)     (996,129)
Allowance for receivable losses . . . . .       (47,398)      (74,548)
                                             __________    __________
                                             $4,227,784    $5,830,873
                                             ==========    ==========

The scheduled  maturities  of  minimum  lease  payments  outstanding  at
December  31,  1993,  expressed  as  a  percentage  of the total, are as follows:
                                                        1993
                                                       ______
Due within 12 months. . . . . . . . . . . . . . . .     36.6%
13 to 24 months . . . . . . . . . . . . . . . . . .     31.7
25 to 36 months . . . . . . . . . . . . . . . . . .     21.0
37 to 48 months . . . . . . . . . . . . . . . . . .      8.2
After 48 months . . . . . . . . . . . . . . . . . .      2.5
                                                       ______
                                                       100.0%
                                                       ======

The  reconciliation  of  the  direct  financing  lease   allowance   for
receivable losses is as follows:

(Dollars in thousands)
                                            1993        1992       1991
                                           _______     _______    _______
Beginning of year. . . . . . . . . . . .  $74,548     $42,089    $23,667
Additions  . . . . . . . . . . . . . . .   24,793      66,665     66,131
Accounts written off (net of recoveries)  (45,336)    (34,206)   (47,709)
Transfers to allowance for losses
    on receivables sold  . . . . . . . .   (6,607)       -          -
                                         ________     _______    ________
End of year. . . . . . . . . . . . . . .  $47,398     $74,548    $42,089
                                         ========     =======    ========

Included in the net investment in capital leases is $335.0 million of seller interest relating to the securitization of such leases.

                                  -19-
<PAGE 20>


Leveraged lease investments include coal-fired electric generating facilities, commercial aircraft and other non-IBM manufactured equipment. Leveraged leases have remaining terms ranging from two to twenty-five years. The components of the net investment in leveraged leases at December 31, 1993 and 1992 are as follows:

(Dollars in thousands)

                                               1993         1992
                                             ________     ________
Net rents receivable. . . . . . . . . .      $273,183     $243,931
Estimated unguaranteed residual values.        40,752       77,209
Unearned and deferred income. . . . . .       (97,222)     (89,854)
Allowance for losses. . . . . . . . . .        (7,240)     (24,890)
                                             ________     ________
Investment in leveraged leases. . . . .       209,473      206,396
Less:  Deferred income taxes. . . . . .      (234,805)    (229,166)
                                             ________     ________
Net investment in leveraged leases. . .      $(25,332)    $(22,770)
                                             ========     ========

During 1993, the net investment in leveraged leases was reduced primarily from the restructuring of certain leveraged leases, writeoffs of transactions that were previously reserved, and the increase in the federal income tax rate from 34 percent to 35 percent.

EQUIPMENT ON OPERATING LEASE:

Operating leases consist principally of IBM information handling equipment with terms generally from two to four years. The components of equipment on operating lease at December 31, 1993 and 1992 are as follows:

(Dollars in thousands)
                                               1993          1992
                                            __________    __________

Cost. . . . . . . . . . . . . . . . . . .   $2,853,672    $2,826,381

Accumulated depreciation. . . . . . . . .   (1,100,551)   (1,049,805)
                                            __________    __________
                                            $1,753,121    $1,776,576
                                            ==========    ==========


                                  -20-

<PAGE 21>


Minimum  future  rentals were approximately $1,538.7 million at December
31, 1993.   The scheduled  maturities  of  the  minimum  future  rentals expressed as a percentage of total rentals, are as follows:

                                                        1993
                                                       ______

Due within 12 months. . . . . . . . . . . . . . . .     38.5%
13 to 24 months . . . . . . . . . . . . . . . . . .     27.4
25 to 36 months . . . . . . . . . . . . . . . . . .     19.0
37 to 48 months . . . . . . . . . . . . . . . . . .     11.4
After 48 months . . . . . . . . . . . . . . . . . .      3.7
                                                       ______
                                                       100.0%
                                                       ======

LOANS RECEIVABLE:

Loans receivable include installment receivables which are principally financings of customer purchases of IBM information handling products. Also included are other financings, comprised primarily of IBM software and services. The components of loans receivable at December 31, 1993 and 1992 are as follows:

(Dollars in thousands)
                                            1993         1992
                                        __________   __________
Loans receivable . . . . . . . . . .    $1,255,557   $1,702,068
Unearned income. . . . . . . . . . .      (160,189)    (215,845)
Allowance for receivable losses. . .       (57,504)     (69,971)
                                        __________   __________
                                        $1,037,864   $1,416,252
                                        ==========   ==========

The scheduled maturities of loans receivable outstanding at December 31, 1993, expressed as a percentage of the total, are as follows:

                                                        1993
                                                       ______
Due within 12 months . . . . . . . . . . . . . . .      37.9%
13 to 24 months. . . . . . . . . . . . . . . . . .      28.9
25 to 36 months. . . . . . . . . . . . . . . . . .      19.1
37 to 48 months. . . . . . . . . . . . . . . . . .      10.6
49 to 60 months. . . . . . . . . . . . . . . . . .       3.5
                                                       ______
                                                       100.0%
                                                       ======

Included in loans receivable is $94.9 million and $99.6 million at December 31, 1993 and 1992, respectively, that is due from the Company's term lease partnerships. Such loans are secured by the general pool of leases in the partnerships. Also included in loans receivable is $37.5 million of seller interest relating to the securitization of such loans.

                                  -21-

<PAGE 22>


The following is a reconciliation of the loans receivable allowance for receivable losses:

(Dollars in thousands)
                                           1993       1992      1991
                                         _______    _______   _______
Beginning of year. . . . . . . . . . . . $69,971    $59,031   $53,150
Additions. . . . . . . . . . . . . . . .  13,460     34,634    53,596
Accounts written off (net of recoveries) (16,585)   (23,694)  (47,715)
Transfers to allowance for losses
     on receivables sold . . . . . . . .  (9,342)      -         -
                                         _______    _______   _______
End of year. . . . . . . . . . . . . . . $57,504    $69,971   $59,031
                                         =======    =======   =======

WORKING CAPITAL FINANCING RECEIVABLES:

Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for IBM and Lexmark dealers and remarketers. Inventory financing includes the financing of the purchase by these dealers and remarketers of information handling products. Payment terms for inventory secured financing are typically less than 45 days. Accounts receivable financing includes the financing of trade accounts receivable for these dealers and remarketers. Payment terms for accounts receivable secured financing typically range from 30 days to 180 days. The components of working capital financing receivables at December 31, 1993 and 1992 are as follows:

(Dollars in thousands)
                                            1993         1992
                                        __________   __________
Working capital financing receivables   $1,440,079   $1,147,103
Allowance for receivable losses . . .      (14,298)      (8,972)
                                        __________   __________
                                        $1,425,781   $1,138,131
                                        ==========   ==========

The following is a reconciliation of the working capital financing receivables allowance for receivable losses:

(Dollars in thousands)
                                         1993      1992       1991
                                        _______   _______    _______
Beginning of year. . . . . . . . . . .  $ 8,972   $ 7,914    $11,847
Additions. . . . . . . . . . . . . . .    6,528     2,866        873
Accounts written off (net of recoveries) (1,202)   (1,808)   ( 4,806)
                                        _______   _______    _______
End of year. . . . . . . . . . . . . .  $14,298   $ 8,972    $ 7,914
                                        =======   =======    =======

Included in working capital financing receivables is $381.2 million of seller interest relating to the securitization of such receivables.
Additionally, the Company has approved but unused $1.2 billion of working capital financing credit lines available to customers at December 31, 1993.


                                  -22-
<PAGE 23>



INVESTMENTS AND OTHER ASSETS:

The components of investments and other assets at December 31, 1993 and 1992 are as follows:

(Dollars in thousands)
                                                  1993        1992
                                                 ________    ________

Receivables from customers  . . . . . . . . .    $177,167    $279,389
Receivables from affiliates . . . . . . . . .     171,188      43,307
Remarketing inventory . . . . . . . . . . . .      92,681      85,485
Investments in partnerships . . . . . . . . .       8,158      17,122
Other assets  . . . . . . . . . . . . . . . .      82,543      59,179
                                                 ________    ________
                                                 $531,737    $484,482
                                                 ========    ========

DUE AND DEFERRED FROM RECEIVABLE SALES:


The Company began selling financing receivables to investors subject to limited recourse provisions during the fourth quarter of 1993. The Company's interest in excess servicing cash flows, subordinated interests in trusts, cash deposits and other related amounts are restricted assets and subject to limited recourse provisions. The following summarizes the amounts included in due and deferred from receivable sales:

                                         December 31,
                                            1993
                                         ____________
(Dollars in thousands)

Excess servicing                         $ 26,355
Subordinated interests in trusts          172,970
Receivables from investors                 45,786
Cash deposits held by trustee              16,730
Less:  Allowance for estimated credit
       losses on receivables sold         (15,949)
                                         _________
                                         $245,892
                                         =========

Gains and losses from the sale of financing receivables are recognized in the period in which the sale occurs. Provisions for expected credit losses are provided during the periods in which the receivables were originated, and, as such, the gain or loss is not usually required to be adjusted for expected credit losses. The gain on the sale of receivables is included in other income, and amounted to $21.0 million for the year ended December 31, 1993. The provision for credit losses relating to such sales amounted to $16.4 million.

                                  -23-

<PAGE 24>


SHORT-TERM DEBT:

The components of short-term debt at December 31, 1993 and 1992 are as follows:

(Dollars in thousands)
                                                   1993         1992
                                                __________   __________
Commercial paper. . . . . . . . . . . . . . .   $1,641,473   $3,409,184
Current maturities of long-term debt  . . . .    1,399,687      845,297
IBM Money Market Account notes. . . . . . . .      359,874      530,917
Other short-term debt . . . . . . . . . . . .      826,690      613,632
                                                __________   __________
                                                $4,227,724   $5,399,030
                                                ==========   ==========

Other short-term debt includes notes having maturities between nine and twelve months offered through the Company's medium-term note program.


:hp3.LONG-TERM DEBT::EHP3.

The components of long-term debt at December 31, 1993 and 1992 are as follows:

(Dollars in thousands)
                                              1993        1992
                                            __________  ___________
8.3 % notes due November 1993 . . . . . . . $    -       $  400,000
7.2 %  notes due February 1994. . . . . . .    300,000      300,000
6.125 % notes due November 1994 . . . . . .    500,000      500,000
8 % Dual currency notes due September 1995(1)    -          120,200
Medium-term notes with original
 maturities after one year at
 rates averaging 5.3% through 2008 . . . .   2,778,277    1,829,311
Other debt . . . . . . . . . . . . . . . .      99,000       99,000
                                            __________   __________
                                             3,677,277    3,248,511
Net unamortized premiums and discounts . .       2,206        2,857
                                            __________   __________
                                             3,679,483    3,251,368
Less:  Current maturities. . . . . . . . .   1,399,687      845,297
                                            __________   __________
                                            $2,279,796   $2,406,071
                                            ==========   ==========

(1) Called in September 1993.

Premiums and discounts have the effect of modifying the stated rate of interest on long-term debt offerings.


                                  -24-
<PAGE 25>


Annual maturity of long-term debt at December 31, 1993 is as follows:

(Dollars in thousands)

1994 . . . . . . . . . . . . . . . . . . . $1,399,687
1995 . . . . . . . . . . . . . . . . . . .  1,305,101
1996 . . . . . . . . . . . . . . . . . . .    374,455
1997 . . . . . . . . . . . . . . . . . . .     93,625
1998 . . . . . . . . . . . . . . . . . . .    463,409
1999 and thereafter  . . . . . . . . . . .     41,000
                                           __________
                                           $3,677,277
                                           ==========

SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires certain disclosure about financial instruments with off-balance sheet risk. The following summary of contract or notional (face) amounts outstanding merely provides an indication of the extent of the Company's involvement in such instruments. The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate nonperformance by any of its counterparties.

(Dollars in thousands)

                                             December 31,   December 31,
                                                1993           1992
                                             _________       _________

Interest rate swap agreements                $2,283,374     $1,489,000
Currency exchange agreements                 $  197,197     $  320,000

SFAS 105 also requires the disclosure of information about significant geographic, business, or other concentrations of credit risk for all financial instruments. The Company originates financing for customers in a variety of industries and throughout the United States. The
Company does not have any significant geographic or industry concentrations of credit risk.



                                  -25-
<PAGE 26>

RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 2.07,
1.78 and 1.58 for the years ended December 31, 1993, 1992, and 1991, respectively.


RELATED COMPANY TRANSACTIONS:

IBM charged the Company $97.8 million, $94.0 million and $84.3 million in 1993, 1992 and 1991, respectively, representing costs for various loans receivable and lease services, employee benefit plans, facilities rental and staff support.

The Company has received compensation for services and benefits provided to IBM. The fees received relate to the management of IBM's portfolio of state and local government installment receivables and to tax benefits produced by the Company relating to leasing transactions. The latter fees are based on potential savings recognized by IBM as a result of the deferral of income taxes and are calculated at prevailing market interest rates. The Company received fees of $65.9 million, $89.0 million and $111.5 million in 1993, 1992 and 1991, respectively, for these services and benefits which are included in other income. In 1993, these fees are primarily for the management of IBM's portfolio of state and local government installment receivables.

Amounts due to IBM and affiliates are for software, services, purchases of receivables and purchases of equipment for term leases, with payment terms comparable to those offered to other IBM customers, as well as current income taxes payable. At December 31, 1993 and 1992, amounts due to IBM were $1,259.5 million and $1,403.7 million, respectively.

Interest income of $.9 million, $6.0 million and $5.6 million was earned from loans to IBM and affiliates in 1993, 1992 and 1991, respectively.

The Company provides capital equipment financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $456.4 million and $449.4 million of such financing during 1993 and 1992, respectively. At December 31, 1993 and 1992, approximately $1,100.0 million and $700.0 million, respectively, of such financings are included in the lease and loan portfolio.

The Company entered into a financing agreement in 1989 with a partnership in which IBM is an equity partner. The Company guarantees the interest and principal obligation of the commercial paper issued by the partnership for a fee. The total amount of commercial paper committed to be guaranteed amounts to $325.0 million. As of December 31, 1993, the partnership had $296.0 million par value of commercial paper and accrued interest outstanding. The term of the agreement extends through June, 1994.


                                  -26-
<PAGE 27>


At December 31, 1993, the Company has deposited a total of $15.9 million into restricted accounts. Of this restricted amount, $9.4 million has been deposited to collateralize both a $5.9 million surety bond provided by the IBM Credit Insurance Company, a wholly owned subsidiary of the Company, and a $3.5 million limited guarantee provided by the Company. Additionally, $5.7 million of this restricted amount has been deposited as a requirement under a loan agreement entered into by the Company, and $.8 million is held as security deposits received from customers. The cash on deposit related to the surety bond, the limited guarantee, and the loan agreement was delivered in connection with certain tax-exempt grantor trusts comprised of pools of IBM state and local government installment receivables. The Company also has deposited an additional $2.2 million into restricted accounts at December 31, 1993 as required by the pooling and servicing agreement for selected tax-exempt grantor trusts. This amount relates to daily cash collections deposited with the trustee. The trustee of each grantor trust is entitled to draw upon the amounts in the restricted account set aside for such particular trust in the event of non-performance, defaults or other losses relating to such installment receivables.


PROVISION FOR INCOME TAXES:

The components of the provision for income taxes are as follows:

(Dollars in thousands)

                                   1993         1992         1991
                                _________     ________     ________
Federal:
   Current . . . . . . . . .     $ 30,612    $(137,455)   $ 304,939
   Deferred. . . . . . . . .      116,494      245,071     (202,333)
                                _________     ________     ________
                                  147,106      107,616      102,606
                                _________     ________     ________

State and local:
   Current . . . . . . . . .       47,353      (18,853)      20,860
   Deferred. . . . . . . . .      (21,287)      42,799        1,392
                                _________     ________     ________
                                   26,066       23,946       22,252
                                _________     ________     ________
   Total provision . . . . .     $173,172     $131,562     $124,858
                                =========     ========     ========
                                  -27-
<PAGE 28>


The Company implemented SFAS 109 in 1992. This statement replaced the previous accounting standard for income taxes, SFAS 96, which the Company adopted in 1988. Both SFAS 96 and SFAS 109 require the use of the liability method for recording deferred taxes. The implementation of SFAS 109 had no impact on the Company's financial statements other than to require the disclosure of the significant components of deferred taxes which are as follows:

  (Dollars in thousands)                           1993         1992
                                                 _________    _________
  Deferred tax assets (liabilities):

     Provision for receivable losses             $ 85,174     $  89,820
     State and local taxes                         21,722        37,950
     Lease income and depreciation               (923,624)     (847,568)
     Other                                          5,445         3,627
                                                 _________    _________
  Deferred income taxes                         $(811,283)    $(716,171)
                                                 =========    =========

The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:

                                         1993       1992     1991
                                        ______     ______   ______
Federal statutory rate. . . . . . . .    35.0%      34.0%    34.0%
Federal tax rate increase (1) . . . .     5.1         -        -
State and local taxes, net of
    federal tax benefits . . . . . .      4.2        4.6      4.5
Other, net . . . . . . . . . . . . .      (.3)      (1.1)    (0.1)
                                        ______     ______   ______
Effective income tax rate . . . . .      44.0%      37.5%    38.4%
                                        ======     ======   ======

(1) On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was enacted. The Act increased the U.S. corporate income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. SFAS 109, "Accounting for Income Taxes," requires that the income effects on deferred taxes of enacted changes in tax laws are to be recognized in the period of enactment. Consequently, the Company's deferred income tax liability has been adjusted to reflect the new tax rate, and federal tax expense for the current year has been calculated using the new rate.

                                  -28-

<PAGE 29>




DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

In 1992, the Company implemented SFAS 107, "Disclosures about Fair Value of Financial Instruments." This statement requires the disclosure of estimated fair values for all financial instruments for which it is practical to estimate fair value.

Fair value is a very subjective and imprecise measurement that is based on numerous estimates and assumptions which require substantial judge-ment and may only be valid at a particular point in time. As such, fair value can only represent a very general approximation of possible value which may never actually be realized.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate. In accordance with SFAS 107, fair value disclosure is not required for lease contracts.

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Loans receivable: The fair value is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings with the same remaining maturities.

Working capital financing receivables: The carrying amount approximates fair value due to the short maturity of most of these instruments.

Due  and  deferred  from  receivable  sales:     The   carrying   amount
approximates fair value.

Short-term  debt:    For the majority of these instruments, the carrying
amount approximates fair value due to their short maturity.

Long-term debt and current maturities of long-term debt: The fair value of these instruments is based on replacement cost or quoted market prices for the same issues. Replacement cost is the cost to issue a similar instrument with similar maturity and credit risk.
                                  -29-

<PAGE 30>


Interest rate swaps and currency exchange agreements: The fair value of these instruments has been estimated as the amount the Company would receive or pay to terminate the agreements, taking into consideration current interest and currency exchange rates.

Financial  guarantees:    The  fair  value  of  financial  guarantees is
estimated as the amount that would be paid if the Company had to settle the obligation.


The estimated fair values of the Company's financial instruments are summarized as follows:

                                                At December 31, 1993
  (Dollars in thousands)
                                            Carrying           Estimated
                                             Amount            Fair Value
                                           __________          __________
  Financial assets:

    Cash and cash equivalents              $  609,891          $  609,891
    Loans receivable                       $1,037,864          $1,122,139
    Working capital financing receivables  $1,425,781          $1,425,781
    Due and deferred from receivable sales $  245,892          $  245,892

  Financial liabilities:

    Short-term debt (excluding
     current maturities of
     long-term debt)                       $2,828,037          $2,828,594
    Long-term debt and current
     maturities of long-term debt          $3,679,483          $3,665,268

    Off-balance-sheet instruments:

    Interest rate swaps and currency
      exchange agreements                       -              $  54,400
    Financial guarantees                        -              $  18,382


                                  -30-

<PAGE 31>



DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:(cont.)



                                                At December 31, 1992
  (Dollars in thousands)
                                            Carrying           Estimated
                                             Amount            Fair Value
                                           __________          __________
  Financial assets:

     Cash and cash equivalents             $  598,557          $  598,557
     Loans receivable                      $1,416,252          $1,467,444
     Working capital financing receivables $1,138,131          $1,138,131

  Financial liabilities:

     Short-term debt (excluding
      current maturities of
      long-term debt)                      $4,553,733          $4,562,590
     Long-term debt and current
      maturities of long-term debt         $3,251,368          $3,301,283

     Off-balance-sheet instruments:

     Interest rate swaps and currency
       exchange agreements                      -              $  30,530
     Financial guarantees                       -              $  22,900





                                  -31-
<PAGE 32>




Selected Quarterly Financial Data: (Unaudited)

(Dollars in thousands)
                                Finance
                               and Other     Interest        Net
                                Income       Expense       Earnings
1993
____

First Quarter . . . . . . .   $  405,657     $  93,931     $  58,251
Second Quarter. . . . . . .      382,620        91,576        50,590
Third Quarter . . . . . . .      460,029        94,237        37,706
Fourth Quarter. . . . . . .      522,124        85,931        73,673
                              __________    __________    __________
                              $1,770,430    $  365,675    $  220,220
                              ==========    ==========    ==========


1992
____

First Quarter . . . . . . .   $  409,856    $  125,542    $   58,102
Second Quarter. . . . . . .      464,654       116,870        52,738
Third Quarter . . . . . . .      457,450       106,331        55,851
Fourth Quarter. . . . . . .      430,570        97,073        52,579
                              __________    __________    __________
                              $1,762,530    $  445,816    $  219,270
                              ==========    ==========    ==========

SUBSEQUENT EVENT:

On January 28, 1994, the Company's Board of Directors approved a $150.0 million dividend payable to IBM on February 28, 1994.



                                  -32-

<PAGE 33>



ITEM 9. CHANGES in and DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING and FINANCIAL DISCLOSURE:

     None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
     Omitted pursuant to General Instruction J.

ITEM 11.  EXECUTIVE COMPENSATION:
     Omitted pursuant to General Instruction J.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT:
     Omitted pursuant to General Instruction J.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
     Omitted pursuant to General Instruction J.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K:

     (a)  The following documents are filed as part of this report:

          1.   Consolidated Financial Statements
               included in Part II of this report:

               Report of Independent Accountants (page 12).

               Consolidated Statement of Financial Position at December 31, 1993 and 1992 (page 13).

               Consolidated Statement of Earnings and Retained Earnings for the years ended December 31, 1993, 1992 and 1991 (page 14).

               Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991 (page 15).

               Notes to Consolidated Financial Statements (pages 16 through 32).


                                  -33-
<PAGE 34>


        2.  Financial statement schedules required to be filed by
            Item 8 of this Form:

            Page                Schedule Number
            ____                _______________

             36           IX -- Short-Term Borrowings

             All other schedules are omitted because of the absence of the conditions under which they are required or because the information is disclosed in the financial statements or the notes thereto.

        3.   Exhibits required to be filed by Item 601 of Regulation
             S-K:

             Included in this Form 10-K:

             Exhibit
             Number
             _______


             I. Agreement to furnish information defining the rights of debt holders.

             II.  Statement re computation of ratios.

             III. Consent of Experts and Counsel.

             IV.  Power of attorney of James J. Forese.

             V.   Power of attorney of John W. Thompson.

             Not included in this Form 10-K:

             The Certificate of Incorporation of IBM Credit Corporation is filed pursuant to Quarterly report on Form 10Q for the Quarterly period ended June 30, 1993 on August 10, 1993, and is hereby incorporated by reference.

             The By-Laws of IBM Credit Corporation is filed pursuant to Quarterly report on Form 10Q for the Quarterly period ended September 30, 1993 on November 10, 1993 and is hereby incorporated by reference.

             The Support Agreement dated as of April 15, 1981, between the Company and IBM is filed with Form SE dated March 26, 1987, and is hereby incorporated by reference.

             Powers of Attorney of Bob E. Dies, Takeshi Gotoh, and John J. Higgins.

    (b)  Reports on Form 8-K:

             There were no 8-K reports filed during the last quarter of 1993.


                                  -34-
<PAGE 35>
[SIGNATURE]

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IBM CREDIT CORPORATION
                                  (Registrant)

                             By: /s/James J. Forese
                                   __________________
                                   (James J. Forese)
                                     (Chairman)
Date:  March 15, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 15, 1994

Signature                            Title
_________                            _____

_James J Forese ______
______________________
(James J. Forese)*                   Chairman

_Melvin Kyle Grosz____
______________________
(Melvin Kyle Grosz)                  Vice President and Assistant General
                                     Manager, Finance and Risk Management
_Richard J. Obetz_____
______________________
(Richard J. Obetz)                   Controller

                                                    ]
                                                    ]
                                                    ]
Bob E. Dies*                         Director       ]
                                                    ]   /s/ Melvin Kyle Grosz
Takeshi Gotoh*                       Director       ]By:    _________________
                                                    ]      (Melvin Kyle Grosz)
John J. Higgins*                     Director       ]       Attorney-in-fact
                                                    ]
John W. Thompson*                    Director       ]
                                                    ]
                                                    ]
                                                    ]
                                                    ]

 * A majority of the Board of Directors


                                  -35-
<PAGE 36>



                                     SCHEDULE IX
                               IBM CREDIT CORPORATION
                                SHORT-TERM BORROWINGS
                           FOR THE YEAR ENDED DECEMBER 31:

                               (DOLLARS IN THOUSANDS)

                               WEIGHTED
                                AVERAGE     MAXIMUM                  WEIGHTED
                   BALANCE     INTEREST   OUTSTANDING                 AVERAGE
                   AT END       RATE AT     AT ANY      AVERAGE      INTEREST
                   OF PERIOD   YEAR END    MONTH END    BALANCE(A)   RATE (B)
                   _________   ________    _________    _______      ________
1993
____

COMMERCIAL PAPER   $1,641,473    4.2%      $3,244,895   $2,318,750      4.1%

SHORT-TERM NOTES   $  826,690    3.7%      $1,250,530   $1,063,568      3.4%

MONEY MARKET NOTES $  359,874    3.1%      $  501,376   $  431,392      3.0%



1992
____

COMMERCIAL PAPER   $3,409,184    3.5%      $3,409,184   $2,691,883      4.4%

SHORT-TERM NOTES   $  613,632    3.8%      $  765,346   $  568,330      3.8%

MONEY MARKET NOTES $  530,917    3.1%      $  719,696   $  642,442      3.8%

1991
____

COMMERCIAL PAPER   $2,151,403    4.3%      $2,342,239   $1,809,333      6.2%

SHORT-TERM NOTES   $  529,000    5.6%      $  870,727   $  735,346      6.7%

MONEY MARKET NOTES $  720,917    5.1%      $  915,535   $  801,825      6.1%

MASTER NOTE        $     -         -       $  100,000   $   81,667      6.7%






(A) Average balances outstanding during the period are computed by dividing the sum of the weighted average monthly outstanding balances by the number of months in the period.

(B) The weighted average interest rate during the period is computed by dividing the interest charged for the period by the weighted average amount outstanding during the period.

                                  -36-
<PAGE 37>



                             EXHIBIT INDEX
                             _____________


Reference Number                                                Exhibit Number
per Item 601 of                                                    in This
Regulation S-K          Description of Exhibits                   Form 10-K
________________        _______________________                 _____________

    (3)            Certificate of Incorporation and By-Laws.

                   The certificate of incorporation of IBM
                   Credit Corporation is filed pursuant to Form
                   10Q for the Quarterly period ended June 30, 1993 on August 10, 1993, and is hereby incorporated by reference.

                   The By-Laws of IBM Credit Corporation are file pursuant to Quarterly report on Form 10Q for the Quarterly period ended September 30, 1993 on November 10, 1993 and are hereby incorporated by reference.

    (4) (a)        Instruments Defining the Rights of Security
                   Holders.

                   An agreement to furnish to the Securities            I
                   and Exchange Commission on request, a copy of instruments defining the rights of debt holders.

    (4) (b) Indenture dated as of January 15, 1989 filed electronically as Exhibit No. 4 to Amendment
                   No. 1 to Form S-3 on April 3, 1989, and hereby incorporated by reference.

    (9)            Voting Trust Agreement                             Not
                                                                      applicable
    (10)           Material Contracts.

                   The Support Agreement dated as of
                   April 15, 1981, between the Company and IBM is filed with Form SE dated March 26, 1987, and is hereby incorporated by reference.



                                  -37-
<PAGE 38>



                             EXHIBIT INDEX
                             _____________
                              (continued)


Reference Number                                                Exhibit Number
per Item 601 of                                                    in This
Regulation S-K             Description of Exhibits                Form 10-K
________________           _______________________              _____________

      (11)        Statement re computation of per share          Not
                  earnings                                       applicable

      (12)        Statement re computation of ratios             II

      (18)        Letter re change in accounting principles      Not
                                                                 applicable

      (19)        Previously unfiled documents                   Not
                                                                 applicable

      (22)        Subsidiaries of the registrant                 Omitted

      (23)        Published report regarding matters             Not
                  submitted to vote of security holders          applicable

      (24)        Consent of experts and counsel                  III

      (25) (a) Power of attorney of Bob E. Dies is filed on Form SE dated March 3, 1989, and is hereby incorporated by reference.

      (25) (b) Power of attorney of Takeshi Gotoh is filed on Form SE dated September 17, 1990 and is hereby incorporated by reference.

      (25) (c) Power of attorney of John J. Higgins is filed on Form SE dated April 16, 1991, and is hereby incorporated by reference.

      (25) (d)    Power of attorney of James J. Forese            IV

      (25) (e)    Power of attorney of John W. Thompson           V

      (28)        Additional exhibits                            Not
                                                                 applicable

      (29)        Information from reports furnished to          Not
                  state insurance regulatory authorities         applicable


                                  -38-