Form 10-Q
period 1994-03-31
IBM CREDIT CORP
filed 1994-05-11
CIK 353524

<PAGE 1>
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                     :hp3.F O R M  1 0 - Q:ehp3.

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              :hp3.FOR THE QUARTERLY PERIOD ENDED:ehp3.
                      :hp3.MARCH 31, 1994:ehp3.

                                1-8175
                       ________________________
                       (Commission file number)


                    :hp3.IBM CREDIT CORPORATION:ehp3.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)


          Delaware                                   22-2351962
_______________________________                 ____________________
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


                           290 Harbor Drive
                           P. O. Box 10399
                        Stamford, Connecticut
                              06904-2399
               ________________________________________
               (Address of principal executive offices)


                             203-973-5100
         ____________________________________________________
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ___     ___

As of April 30, 1994, 750 shares of capital stock, par value $1.00 per share, were outstanding and held by International Business Machines Corporation. Aggregate market value of voting stock held by non-affiliates of registrant at April 30, 1994: NONE.


The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.






















































<PAGE 2>


                                INDEX
                                _____







Part I - Financial Information:                                     Page
                                                                    ____


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at March 31, 1994 and December 31, 1993 . . . . . . . . . . . .  1



      Consolidated Statement of Earnings for the three
      months ended March 31, 1994 and 1993  . . . . . . . . . . . . .  2



      Consolidated Statement of Cash Flows
      for the three months ended March 31, 1994 and 1993  . . . . . .  3



      Notes to Consolidated Financial Statements . .  . . . . . . . .  4



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . .  5



Part II - Other Information . . . . . . . . . . . . . . . . . . . . . 12























<PAGE 3>

:hp3.
                        IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF FINANCIAL POSITION
:ehp3.

(Dollars in thousands)

                                                 At               At
                                              March 31,      December 31,
                                                1994             1993
                                            ____________     ____________
:hp3.ASSETS::ehp3.

  Cash and cash equivalents. . . . . . . .  $  548,506       $   609,891
  Net investment in capital leases . . . .   4,266,358         4,437,257
  Equipment on operating leases, net . . .   1,665,614         1,753,121
  Loans receivable . . . . . . . . . . . .     975,906         1,037,864
  Working capital financing receivables. .   1,317,411         1,425,781
  Investments and other assets . . . . . .     538,273           531,737
  Due and deferred from receivable sales .     229,605           245,892
                                            __________       ___________

  Total Assets                              $9,541,673       $10,041,543
                                            ==========       ===========

:hp3.LIABILITIES AND STOCKHOLDER'S EQUITY::ehp3.

Liabilities:
  Short-term debt. . . . . . . . . . . . .  $4,132,380       $ 4,227,724
  Short-term debt, IBM Corporation . . . .     300,000            -
  Due to IBM Corporation and affiliates. .     812,616         1,259,547
  Interest and other accruals. . . . . . .     344,063           312,464
  Deferred income taxes. . . . . . . . . .     751,677           811,283
  Long-term debt . . . . . . . . . . . . .   2,141,147         2,279,796
                                            __________       ___________
  Total liabilities. . . . . . . . . . . .   8,481,883         8,890,814
                                            __________       ___________

Stockholder's equity:
  Capital stock, par value $1 per share
     Shares authorized: 10,000;
     Shares issued and outstanding: 750. .     438,811           438,811
  Retained earnings. . . . . . . . . . . .     620,979           711,918
                                            __________       ___________
  Total stockholder's equity . . . . . . .   1,059,790         1,150,729
                                            __________       ___________
  Total Liabilities & Stockholder's Equity  $9,541,673       $10,041,543
                                            ==========       ===========

The accompanying notes are an integral part of this statement.





                                  - 1 -







<PAGE 4>

:hp3.
                        IBM CREDIT CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                 FOR THE THREE MONTHS ENDED MARCH 31:
:ehp3.

(Dollars in thousands)

                                                      1994       1993
                                                    ________  ________
:hp3.FINANCE AND OTHER INCOME::ehp3.
  Income from leases:
     Capital leases . . . . . . . . . . . . . . .   $ 89,623  $125,050
     Operating leases (net of depreciation:
      1994- $156,528 and 1993- $160,211)  . . . .     38,788    35,006
                                                    ________  ________
                                                     128,411   160,056

  Income from loans . . . . . . . . . . . . . . .     21,063    31,290
  Income from working capital financing . . . . .     30,488    22,979
  Equipment sales . . . . . . . . . . . . . . . .    150,530   164,746
  Other income  . . . . . . . . . . . . . . . . .     29,642    26,586
                                                    ________  ________
     Total finance and other income . . . . . . .    360,134   405,657
                                                    ________  ________

:hp3.COST AND EXPENSES::ehp3.
  Interest. . . . . . . . . . . . . . . . . . . .     75,425    93,931
  Cost of equipment sales . . . . . . . . . . . .    138,086   148,143
  Selling, general, and administrative  . . . . .     40,208    50,596
  Provision for receivable losses . . . . . . . .      9,004    19,642
                                                    ________  ________
     Total cost and expenses. . . . . . . . . . .    262,723   312,312
                                                    ________  ________

:HP3.EARNINGS BEFORE INCOME TAXES:ehp3.                   97,411    93,345

Provision for income taxes  . . . . . . . . . . .     38,350    35,094
                                                    ________  ________

:hp3.NET EARNINGS:ehp3. . . . . . . . . . . . . . . . . .   $ 59,061  $ 58,251
                                                    ========  ========

The accompanying notes are an integral part of this statement.






                                   - 2 -












<PAGE 5>

:hp3.
                        IBM CREDIT CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31:
:ehp3.
(Dollars in thousands)                                    1994        1993
                                                       _________   _________
:hp3.CASH FLOW FROM OPERATING ACTIVITIES::ehp3.
   Net earnings . . . . . . . . . . . . . . . . . . .  $ 59,061    $  58,251
   Adjustments to net earnings:
     Depreciation and amortization. . . . . . . . . .   156,106      161,122
     Provision for receivable losses. . . . . . . . .     9,004       19,642
     Change in deferred income taxes. . . . . . . . .   (59,606)     287,527
     Change in interest and other accruals. . . . . .    31,599      (43,960)
     Gross profit on equipment sales. . . . . . . . .   (12,444)     (16,603)
                                                       ________    _________
   Cash provided by net earnings. . . . . . . . . . .   183,720      465,979

   Proceeds from equipment sales. . . . . . . . . . .   150,530      164,746
   Decrease in amounts due to IBM Corporation and
    affiliates  . . . . . . . . . . . . . . . . . . .  (446,931)    (618,077)
                                                       ________    _________
Cash (used in) provided by operating activities . . .  (112,681)      12,648
                                                       ________    _________
:hp3.CASH FLOW FROM INVESTING ACTIVITIES::ehp3.
   Investment in capital leases . . . . . . . . . . .  (251,025)    (277,745)
   Collection of capital leases, net
    of income earned. . . . . . . . . . . . . . . . .   308,990      390,257
   Investment in equipment on operating leases. . . .   (87,312)     (55,777)
   Investment in loans receivable . . . . . . . . . .   (81,775)     (96,837)
   Collection of loans receivable, net
    of interest earned. . . . . . . . . . . . . . . .   127,205      204,318
   Investment in working capital financing
    receivables, net of cash collected. . . . . . . .   108,370      160,628
   Other changes, net . . . . . . . . . . . . . . . .     9,136      (21,834)
                                                       ________    _________
Cash provided by investing activities . . . . . . . .   133,589      303,010
                                                       ________    _________
:hp3.CASH FLOW FROM FINANCING ACTIVITIES::ehp3.
   Proceeds from issuance of long-term debt . . . . .    41,640      162,584
   Repayment of debt:
    Original maturities of one year or more . . . . .  (383,350)    (128,950)
    Original maturities within one year (net
     of debt issued). . . . . . . . . . . . . . . . .   409,417      (91,635)
   Cash dividends paid to IBM Corporation . . . . . .  (150,000)    (175,000)
                                                       ________    _________
Cash used in financing activities . . . . . . . . . .   (82,293)    (233,001)
                                                       ________    _________
Change in cash and cash equivalents . . . . . . . . .   (61,385)      82,657
Cash and cash equivalents at January 1  . . . . . . .   609,891      598,557
                                                       ________    _________
Cash and cash equivalents at March 31 . . . . . . . .  $548,506    $ 681,214
                                                       ========    =========
:hp3.TOTAL CASH PROVIDED BEFORE DIVIDENDS:EHP3. . . . .  $ 88,615    $ 257,657
                                                       ========    =========

The accompanying notes are an integral part of this statement.

                                 - 3 -










<PAGE 6>
:hp3.
                        IBM CREDIT CORPORATION

              Notes to Consolidated Financial Statements
:ehp3.

1. In the opinion of the management of IBM Credit Corporation (the Company), all adjustments necessary for a fair statement of the unaudited results for the three-month periods have been made. These adjustments are of a normal and recurring nature.

2. The ratio of earnings to fixed charges, calculated in accordance with applicable Securities and Exchange Commission requirements, was 2.28 and 1.98 for the three months ended March 31, 1994 and 1993, respectively.

3.   Related Party Transactions:

     The Company provides capital equipment financing to International Business Machines Corporation (IBM) affiliated companies for both IBM and non-IBM products. During the first three months of 1994, the Company originated $60.4 million of such financing, compared with $11.6 million for the first three months of 1993. These financings are included primarily in the Company's operating lease portfolio.

     The Company borrowed $300 million from IBM in the first quarter of 1994. The borrowing is at market terms and conditions.


4.   Subsequent Events:

     On April 5, 1994, the Company and Fleet Financial Group (Fleet) announced that a Fleet bank subsidiary had agreed in principle to purchase 100 percent of the stock of IBM Credit Investment Management Corporation, a wholly owned subsidiary of the Company that provides investment management and administrative services for the IBM Mutual Funds. It is anticipated that this transaction will also result in the redemption of the IBM Money Market Account notes, which are currently a source of short-term funding for the Company. These transactions are expected to be completed in the second quarter of 1994.

     On April 20, 1994, the amount the Company was authorized to borrow increased from $1.0 billion to $1.6 billion under a $10.0 billion IBM Global Credit Facility. The Company has not drawn any amounts under this credit facility.

     On April 29, 1994, the Company's Board of Directors declared a $145 million dividend, payable to IBM on May 25, 1994.







<PAGE 7>
                                 -4-













Item 2.
:hp3.
                        IBM CREDIT CORPORATION
                        ______________________

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                 ____________________________________

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ________________________________________________
                                :ehp3.


:hp3.OVERVIEW:ehp3.

For the three months ended March 31, 1994, the Company originated financing for $2.1 billion of equipment, software and services. Net earnings for the three months ended March 31, 1994 were $59.1 million, yielding an annualized return on average equity of 22.2 percent.




:hp3.FINANCING ORIGINATED:ehp3.

The Company originated financing for $2.1 billion of equipment, software and services in the first three months of 1994, compared with $1.7 billion in the same 1993 period. Capital equipment financing for end users decreased by 8 percent to $557.0 million. The decrease in capital equipment financing originated is primarily the result of fewer IBM shipments in the first three months of 1994 compared with the same 1993 period, offset in part by an increase in the proportion of IBM products and services financed by the Company. Working capital financing for dealers and remarketers of information industry products increased by 48 percent to $1,579.0 million. This improvement reflects increased shipments of IBM's personal computer and workstation products during the first three months of 1994 compared with the same 1993 period, as well as the Company's on-going efforts to provide working capital financing that meets the full range of financing requirements of IBM authorized resellers.

Capital equipment financings for end users comprises purchases of $321.1 million of information handling systems from IBM, financing originated for installment receivables of $31.9 million, other financing primarily for IBM software and services of $50.2 million, installment and lease financing for state and local government customers of $69.1 million for the account of IBM, and other financing of $84.7 million for equipment and services, as well as selected complementary non-IBM equipment that meets IBM customers' total solution requirements. The purchases of $321.1 million from IBM consisted of $241.7 million for capital leases and $79.4 million for operating leases.

<PAGE 8>

:HP3.REMARKETING ACTIVITIES:EHP3.

In addition to originating new financing, the Company remarkets used IBM equipment. This equipment is primarily sourced from the termination of lease transactions and is generally remarketed through retail channels in cooperation with the IBM sales force. The equipment is leased to end users or sold outright. These transactions may be with existing lessees or, when equipment is returned, with a new customer. At March 31, 1994, the investment in remarketed equipment on capital and operating leases totaled $573.1 million, a decrease of 8 percent from the 1993 year-end investment of $619.8 million. Included in remarketing activities are income from leases and gross profit on equipment sales, net of the reduction in income to recognize the write-down in residual values of certain leased equipment. The remarketing contributions amounted to $37.2 million for the first three months of 1994, an increase of 21 percent compared with $30.8 million for the same 1993 period.

:hp3.ASSETS:ehp3.

Total assets decreased to $9.5 billion at March 31, 1994, compared with $10.0 billion at December 31, 1993. This decrease is primarily the result of cash collections on loans, capital lease investments and working capital financing receivables exceeding financings originated during the first quarter of 1994.

Approximately 80 percent of the Company's total assets at March 31, 1994 related to the financing of IBM products and services.


:hp3.LIABILITIES AND STOCKHOLDER'S EQUITY:ehp3.

The assets of the business were financed with $6,573.5 million of debt at March 31, 1994. Total debt, which includes short-term and long-term debt, increased by $66.0 million, from $6,507.5 million at December 31, 1993. This increase was primarily the result of increases in commercial paper outstanding of $307.7 million and short-term debt of $300.0 million, payable to IBM and having market terms and conditions, offset in part by decreases in long-term debt of $138.6 million, floating and fixed medium-term notes of $96.1 million, and a matured $300.0 million bond.

<PAGE 9>

At March 31, 1994, the Company had available $1.7 billion of a shelf registration with the Securities and Exchange Commission. This shelf registration allows the Company to quickly access domestic financial markets. In addition, a subsidiary of the Company had available $750.0 million of a separate shelf registration for asset backed securities. The Company also has a commercial paper program, a medium-term note program, and the IBM money market program. As described in note 4 of Notes to Consolidated Financial Statements, it is anticipated that the Company will redeem the IBM Money Market Account notes in the second quarter of 1994. The Company is an authorized borrower of up to $1.6 billion under a $10.0 billion IBM Global Credit Facility (as described in note 4 of Notes to Consolidated Financial Statements, the authorization was increased from $1.0 billion to $1.6 billion on April 20, 1994), and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the credit facility and the liquidity agreement. The Company also has the option, as approved by the Board of Directors on July 29, 1993, to sell, assign, pledge, or transfer up to an additional $2.6 billion of assets to third parties through December 31, 1994. These financing sources, along with the Company's internally generated cash, medium-term note, and commercial paper programs, provide the flexibility to the Company to grow its lease and loan portfolio, service debt, and fund working capital requirements.

Amounts due to IBM Corporation and affiliates decreased by $446.9 million to $812.6 million at March 31, 1994, from $1,259.5 million at December 31, 1993. This reduction was primarily attributable to lower volume of capital equipment purchases from IBM in the first quarter of 1994, compared with the fourth quarter of 1993 and the payment to IBM of $254.0 million of current tax liability. Amounts due to IBM
Corporation and affiliates represent trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, with payment terms comparable to those offered to other IBM customers. Also included in due to IBM Corporation and affiliates are income taxes currently payable under the intercompany tax allocation agreement.

Total stockholder's equity at March 31, 1994 was $1,059.8 million, down $90.9 million from year-end 1993. The decline in stockholder's equity reflects the payment of a $150.0 million dividend to IBM in the first quarter of 1994, offset by net earnings of $59.1 million for the quarter.

At March 31, 1994, the Company's debt to equity ratio was 6.2:1, compared with 5.7:1 at year-end 1993, and 6.8:1 at March 31, 1993.

<PAGE 10>

:hp3.TOTAL CASH PROVIDED BEFORE DIVIDENDS:ehp3.

Total cash provided before dividends was $88.6 million for the three months ended March 31, 1994, compared with $257.7 million for the same 1993 period. Cash and cash equivalents at March 31, 1994 totaled $548.5 million, a decrease of $61.4 million compared with the balance at December 31, 1993.

Total cash provided before dividends reflects $201.3 million of cash provided by investing and financing activities, reduced by $112.7 million of cash used in operating activities.

:hp3.INCOME FROM LEASES:ehp3.

Income from leases decreased by 20 percent to $128.4 million for the three months ended March 31, 1994, from $160.1 million for the same period in 1993. The decline is the result of the securitization and sale of capital leases during the fourth quarter of 1993, and a decrease in financing originated during 1993 and the first three months of 1994.

Income from leases includes lease income resulting from remarketing transactions. For the three months ended March 31, 1994, this income increased 16 percent from the comparable 1993 period. Lease income from remarketing transactions amounted to $24.6 million for the three-month period ended March 31, 1994.

On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values may not be recognized before realization, and are thus a source of potential future profits. Anticipated decreases in specific future residual values, considered to be other than temporary, must be recognized currently.

A review of the Company's $700.0 million residual value portfolio at March 31, 1994, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded. No declines in the future residual values of leased equipment were identified, nor reductions recorded, in the first quarter of 1994, compared with a $7.0 million reduction to income from leases to recognize declines in the same 1993 period.

:hp3.INCOME FROM LOANS:ehp3.

Income from loans decreased by 33 percent to $21.1 million for the three months ended March 31, 1994, compared with the respective 1993 period. This decline was primarily the result of the securitization and sale of loans during the fourth quarter of 1993, and a decrease in financing originated during 1993 and the first quarter of 1994.

<PAGE 11>

:hp3.INCOME FROM WORKING CAPITAL FINANCING:ehp3.

Income from working capital financing increased 33 percent to $30.5 million for the three months ended March 31, 1994, compared with $23.0 million in the same period in 1993. This increase was primarily due to generally higher interest rates charged and growth in the size of the average working capital financing receivables outstanding during the first three months of 1994, compared with the same 1993 period, despite the securitization and sale of such receivables during the fourth quarter of 1993. The growth reflects increased volumes of IBM personal computer and workstation products financed by the Company throughout the first quarter of 1994, as well as an increase in the volume of financing provided for non-IBM products for IBM-authorized resellers.

:hp3.EQUIPMENT SALES:ehp3.

Equipment sales amounted to $150.5 million for the first quarter of 1994, compared with $164.7 million for the same period in 1993. Included in these amounts is revenue from outright sales and sales-type leases of Company-owned equipment with either existing lessees or, when equipment is returned, with a new customer.

Gross profit on equipment sales for the first quarter of 1994 was $12.4 million, a decrease of 25 percent compared with the same 1993 period. The gross profit margin for the first quarter of 1994 was 8.3 percent, down from 10.1 percent for the first quarter of 1993 and up from 7.6 percent for the 1993 full year. This decrease from the first quarter of 1993 reflects reduced equipment sales, as well as higher refurbishment charges.

:hp3.OTHER INCOME:ehp3.

Other income increased by 11 percent to $29.6 million for the three months ended March 31, 1994.

Included in other income is interest income earned on cash and cash equivalents, fees for managing IBM's state and local government installment and lease financing receivables portfolio, and fees for the servicing of financing receivables sold.


:hp3.TOTAL FINANCE AND OTHER INCOME:ehp3.

For the three months ended March 31, 1994, total finance and other income decreased by 11 percent to $360.1 million, compared with the same 1993 period. The decline was largely due to reductions in income from leases, income from loans and equipment sales, offset by increases in income from working capital financing and other income.

<PAGE 12>

:hp3.INTEREST EXPENSE:ehp3.

Interest expense declined as the Company's average outstanding debt decreased and the average cost of debt was reduced. Interest expense decreased by 20 percent to $75.4 million for the three months ended March 31, 1994, compared with $93.9 million for the same period in 1993. The Company's year-to-date average cost of debt through March 31, 1994, decreased to 4.66 percent from 4.91 percent for the same period in 1993.

:hp3.SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:ehp3.

Selling, general, and administrative expenses were $40.2 million for the first quarter of 1994, a decrease of 21 percent compared with the same 1993 period. The decrease is a direct result of the continuing efforts to manage expenses and reflects savings realized from the Company's actions in the second quarter of 1993 to reduce its infrastructure and bring its resources in line with current market conditions.

:hp3.PROVISION FOR RECEIVABLE LOSSES:ehp3.

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry and individual unaffiliated customer. Working capital financing receivables are secured by the underlying inventory and accounts receivable financed. The provision for receivable losses decreased to $9.0 million for the quarter ended March 31, 1994, compared with $19.6 million for the same period in 1993. This decrease reflects the reduction in the amount of capital equipment financed for the first three months of 1994 and an economic environment that continues to improve. Additionally, the Company continues to effectively manage credit risk and contain losses.


:hp3.NET EARNINGS:ehp3.

Net earnings increased to $59.1 million for the first quarter of 1994, compared with $58.3 million for the same 1993 period.

The Company's expanding working capital financing business, large and profitable capital equipment remarketing operations, credit risk management, lower average cost of borrowing, and the containment of operating expenses contributed to the favorable performance during the first quarter of 1994.

<PAGE 13>
:hp3.RETURN ON AVERAGE EQUITY:ehp3.

The results for the first three months of 1994 yielded an annualized return on average equity of 22.2 percent, compared with 20.2 percent for the comparable 1993 period.

:hp3.  NEW ACCOUNTING STANDARD:ehp3.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities," which prescribes the accounting for debt and equity securities held as assets. This statement is effective for fiscal years beginning after December 15, 1993.

The Company implemented this statement, effective January 1, 1994. The implementation had no material impact to the Company's financial position and results of operations.

:hp3.CLOSING DISCUSSION:ehp3.

The Company's resources continue to be sufficient to enable it to carry out its mission of supporting customers in their acquisition of IBM products and services by providing competitive financing, and contributing to the growth and stability of IBM earnings.














<PAGE 14>
[SIGNATURE]

                         Part II - Other Information
                         ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

No reports on Form 8-K have been filed during the first three months of 1994.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                        (Registrant)


Date: May 11, 1994                By: A. R. Schleicher
      _________________           _____________________
                                      A. R. Schleicher
                                      Vice President &
                                      Assistant General Manager,
                                      Finance & Risk Management
                                      and Chief Financial Officer