Form 10-Q
period 1994-06-30
IBM CREDIT CORP
filed 1994-08-11
CIK 353524

<PAGE 1>

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  1 0 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED
                               JUNE 30, 1994

                                1-8175
                       ________________________
                       (Commission file number)

                         IBM CREDIT CORPORATION
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

Yes  X   No
    ___     ___








As of July 29, 1994, 750 shares of capital stock, par value $1.00 per share, were outstanding and held by International Business Machines Corporation. Aggregate market value of voting stock held by non-affiliates of registrant at July 29, 1994: NONE.

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
































































<PAGE 2>
                                INDEX
                                _____






Part I - Financial Information:                                 Page
                                                                ____


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at June 30, 1994 and December 31, 1993 . . . . . . . . . . 1



      Consolidated Statement of Earnings for the three
      and six months ended June 30, 1994 and 1993  . . . . . . . 2



      Consolidated Statement of Cash Flows
      for the six months ended June 30, 1994 and 1993  . . . . . 3



      Notes to Consolidated Financial Statements . . . . . . . . 4



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations. . 5



Part II - Other Information  . . . . . . . . . . . . . . . . . .12




























<PAGE 3>

                        IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF FINANCIAL POSITION


(Dollars in thousands)



                                               At               At
                                            June 30,       December 31,
                                              1994             1993
                                           __________      ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . $  532,522      $   609,891
  Net investment in capital leases . . . .  4,199,916        4,437,257
  Equipment on operating leases, net . . .  1,587,343        1,753,121
  Loans receivable . . . . . . . . . . . .    931,761        1,037,864
  Working capital financing receivables. .  1,283,774        1,425,781
  Investments and other assets . . . . . .    357,553          531,737
  Due and deferred from receivable sales .    207,040          245,892
                                           __________      ___________

  Total Assets                             $9,099,909      $10,041,543
                                           ==========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Liabilities:
  Short-term debt. . . . . . . . . . . . . $3,937,781      $ 4,227,724
  Short-term debt, IBM Corporation . . . .    300,000           -
  Due to IBM Corporation and affiliates. .    826,952        1,259,547
  Interest and other accruals. . . . . . .    400,761          312,464
  Deferred income taxes. . . . . . . . . .    696,793          811,283
  Long-term debt . . . . . . . . . . . . .  1,956,462        2,279,796
                                           __________      ___________
  Total liabilities. . . . . . . . . . . .  8,118,749        8,890,814
                                           __________      ___________

Stockholder's equity:
  Capital stock, par value $1 per share;
     Shares authorized: 10,000;
     Shares issued and outstanding: 750. .    438,811          438,811
  Retained earnings. . . . . . . . . . . .    542,349          711,918
                                           __________      ___________
  Total stockholder's equity . . . . . . .    981,160        1,150,729
                                           __________      ___________
  Total Liabilities & Stockholder's Equity $9,099,909      $10,041,543
                                           ==========      ===========

The accompanying notes are an integral part of this statement.



                                  - 1 -






<PAGE 4>

                        IBM CREDIT CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS



(Dollars in thousands)
                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1994      1993       1994     1993
                                 ________   ________   ________ ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . .  $ 82,704   $116,711   $172,327 $241,761
     Operating leases, net of
      depreciation  . . . . . .    35,161     35,547     73,949   70,553
                                 ________   ________   ________ ________
                                  117,865    152,258    246,276  312,314

  Income from loans . . . . . .    23,750     28,288     44,813   59,577
  Income from working capital
   financing  . . . . . . . . .    29,690     23,869     60,178   46,849
  Equipment sales . . . . . . .   161,320    150,109    311,850  314,855
  Other income  . . . . . . . .    50,395     28,096     80,037   54,682
                                 ________   ________   ________ ________
     Total finance and other
      income  . . . . . . . . .   383,020    382,620    743,154  788,277
                                 ________   ________   ________ ________
COST AND EXPENSES:
  Interest. . . . . . . . . . .    76,442     91,576    151,867  185,503
  Cost of equipment sales . . .   145,440    134,655    283,526  282,798
  Selling, general, and
   administrative . . . . . . .    39,776     48,128     79,984   98,728
  Restructuring charges . . . .      -        12,000       -      12,000
  Provision for receivable
   losses . . . . . . . . . . .    11,924     15,183     20,928   34,823
                                 ________   ________   ________ ________
     Total cost and expenses. .   273,582    301,542    536,305  613,852
                                 ________   ________   ________ ________

EARNINGS BEFORE INCOME TAXES. .   109,438     81,078    206,849  174,425

Provision for income taxes  . .    43,068     30,488     81,418   65,584
                                 ________   ________   ________ ________

NET EARNINGS  . . . . . . . . .  $ 66,370   $ 50,590   $125,431 $108,841
                                 ========   ========   ======== ========

The accompanying notes are an integral part of this statement.

                              - 2 -
<PAGE 5>












                        IBM CREDIT CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30:
(Dollars in thousands)                              1994        1993
                                                 __________  ___________

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings . . . . . . . . . . . . . . . . .  $ 125,431    $ 108,841
  Adjustments to net earnings:
    Depreciation and amortization . . . . . . .    313,495      318,471
    Provision for receivable losses . . . . . .     20,928       34,823
    Change in deferred income taxes . . . . . .   (114,490)     301,184
    Change in interest and other accruals . . .     88,297       (9,762)
    Gross profit on equipment sales . . . . . .    (28,324)     (32,057)
    Gain on sale of IBM Credit Investment
     Management Corporation . . . . . . . . . .    (13,324)        -
    Restructuring charges . . . . . . . . . . .       -          12,000
                                                 __________   __________
Cash provided by net earnings . . . . . . . . .    392,013      733,500
 Proceeds from equipment sales. . . . . . . . .    311,850      314,855
 Decrease in due to IBM Corporation and
  affiliates  . . . . . . . . . . . . . . . . .   (432,595)    (306,803)
 Decrease in due and deferred from receivable
  sales . . . . . . . . . . . . . . . . . . . .     38,852         -
                                                 __________   __________
Cash provided by operating activities              310,120      741,552
                                                 __________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in capital leases . . . . . . . . .   (516,770)    (617,272)
 Collection of capital leases, net of income
  earned. . . . . . . . . . . . . . . . . . . .    527,103      750,181
 Investment in equipment on operating leases. .   (186,063)    (300,719)
 Investment in loans receivable . . . . . . . .   (161,692)    (204,361)
 Collection of loans receivable, net of interest
  earned. . . . . . . . . . . . . . . . . . . .    238,947      361,669
 Investment in working capital financing
  receivables, net of cash collected. . . . . .    139,779     (109,952)
 Collection of notes receivable from
  affiliates, net of interest earned. . . . . .    111,787         -
 Proceeds from sale of IBM Credit Investment
  Management Corporation. . . . . . . . . . . .     14,000         -
 Other changes, net . . . . . . . . . . . . . .     50,216      (26,720)
                                                 __________   __________
Cash provided by (used in) investing activities    217,307     (147,174)
                                                 __________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt . . .    333,815      573,800
  Repayment of debt:
   Original maturities of one year or more. . .   (584,205)    (339,198)
   Original maturities within one year, net
    of debt issued  . . . . . . . . . . . . . .    (59,406)    (547,872)
 Cash dividends paid to IBM Corporation . . . .   (295,000)    (175,000)
                                                 __________   __________
Cash used in financing activities . . . . . . .   (604,796)    (488,270)
                                                 __________   __________
Change in cash and cash equivalents . . . . . .    (77,369)     106,108
Cash and cash equivalents at January 1  . . . .    609,891      598,557
                                                 __________   __________
Cash and cash equivalents at June 30  . . . . .  $ 532,522    $ 704,665
                                                 ==========   ==========
TOTAL CASH PROVIDED BEFORE DIVIDENDS  . . . . .  $ 217,631    $ 281,108
                                                 ==========   ==========







The accompanying notes are an integral part of this statement.

                                 - 3 -


































































<PAGE 6>
                        IBM CREDIT CORPORATION
              Notes to Consolidated Financial Statements


1. In the opinion of the management of IBM Credit Corporation (the Company), all adjustments necessary for a fair statement of the unaudited results for the three- and six-month periods have been made. In addition to the adjustments of a normal recurring nature, the Company recorded pre-tax restructuring charges of $12.0 million in the second quarter of 1993 which are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations starting on page 5.

2. The ratio of earnings to fixed charges, calculated in accordance with applicable Securities and Exchange Commission requirements, was 2.35 and 1.93 for the six months ended June 30, 1994 and 1993, respectively.

3.   Sale of IBM Credit Investment Management Corporation:

     During the second quarter of 1994, a Fleet Financial Group subsidiary purchased 100 percent of the stock of IBM Credit Investment Management Corporation (ICIM), a wholly owned subsidiary of the Company. ICIM provided investment management and administrative services for the IBM Mutual Funds. As a result of this sale, the Company recognized a pre-tax gain of $13.3 million, which is included in other income on the Consolidated Statement of Earnings for the six months ended June 30, 1994.

4.   Related Party Transactions:

     The Company provides capital equipment financing to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products. During the first six months of 1994, the Company originated $82.3 million of such financing, compared with $190.0 million for the first six months of 1993. The assets financed are included primarily in the Company's operating lease portfolio.

     The Company borrowed $300.0 million from IBM in the first quarter of 1994 at market terms and conditions. This debt was repaid on July 21, 1994.

5.   Subsequent Events:

     In connection with the sale of ICIM described above in Note 3, the IBM Money Market Account notes were redeemed in early
     July, 1994. The IBM Money Market Account notes were a source of short-term funding for the Company.

     Effective August 3, 1994, the Company securitized and sold $300.0 million of capital leases and loans. Adequate reserves exist to cover potential losses. No material gain or loss resulted from this transaction. The Company intends to use the net proceeds from the sale of the financing receivables for general corporate purposes, including the retirement of debt.

<PAGE 7>
Item 2.

                        IBM CREDIT CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

For the six months ended June 30, 1994, the Company originated financing for $4.3 billion of equipment, software and services. Net earnings for the six months ended June 30, 1994 were $125.4 million, yielding an annualized return on average equity of
24.6 percent.




FINANCING ORIGINATED

The Company originated financing for $4.3 billion of equipment, software and services in the first six months of 1994, compared with $3.9 billion in the same 1993 period. In the first six months of 1994, compared with the same 1993 period, capital equipment financing for end users decreased by 21 percent to $1,150.8 million. The decrease in capital equipment financing originated is primarily the result of reduced placements of IBM hardware, compared with the same 1993 period, offset in part by an increase in the proportion of IBM products and services financed by the Company. Working capital financing for dealers and remarketers of information industry products increased by 32 percent to $3,193.0 million. This growth reflects an increase in the volumes of IBM's workstation products financed by the Company throughout the first half of 1994, as well as increased volumes of financing provided for non-IBM products for IBM-authorized resellers.

At June 30, 1994, capital equipment financings for end users comprised purchases of $684.9 million of information handling systems from IBM, financing originated for installment receivables of $58.9 million, other financing primarily for IBM software and services of $103.3 million, installment and lease financing for state and local government customers of $105.4 million for the account of IBM, and other financing of $198.3 million for equipment and services, as well as selected complementary non-IBM equipment that meets IBM customers' total solution requirements. The purchases of $684.9 million from IBM consisted of $501.0 million for capital leases and $183.9 million for operating leases.

<PAGE 8>

REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used
IBM equipment. This equipment is primarily sourced from the termination of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with a new customer. At June 30, 1994, the investment in remarketed equipment on capital and operating leases totaled $587.0 million, a decrease of 5 percent from the 1993 year-end investment of $619.8 million. Income from leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment, are included in remarketing activities. For the three months ended June 30, 1994, the remarketing contributions amounted to $40.0 million, an increase of 27 percent compared with $31.6 million for the same 1993 period. The remarketing contributions amounted to $77.2 million for the first six months of 1994, an increase of 24 percent compared with $62.4 million for the same 1993 period.

ASSETS

Total assets decreased to $9.1 billion at June 30, 1994, compared with $10.0 billion at December 31, 1993. This decrease is primarily the result of cash collections on capital lease investments, loans and working capital financing receivables exceeding financings originated during the first half of 1994.

Approximately 80 percent of the Company's total assets at June 30, 1994 related to the financing of IBM products and services.


LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $6,194.2 million of debt at June 30, 1994. Total short-term and long-term debt decreased by $313.3 million, from $6,507.5 million at December 31, 1993. This decrease was primarily the result of declines in IBM Money Market Account notes of $66.4 million and long-term debt of $323.3 million, as well as a matured $300.0 million bond, offset by increases in commercial paper outstanding of $35.7 million, floating and fixed medium-term notes of $40.7 million and short-term debt of $300.0 million. The $300.0 million of short-term debt, payable to IBM at market terms and conditions, was repaid on July 21, 1994.

<PAGE 9>

The Company has available $1.3 billion of a shelf registration with the Securities and Exchange Commission. This shelf registration allows the Company rapid access to domestic financial markets. In addition, a subsidiary of the Company has available $450.0 million of a separate shelf registration for asset backed securities. The Company also has a commercial paper program and a medium-term note program. As described in Note 5 of Notes to Consolidated Financial Statements, the Company redeemed the IBM Money Market Account notes in early
July, 1994. The Company is an authorized borrower of up to $1.6 billion under a $10.0 billion IBM Global Credit Facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the credit facility or the liquidity agreement.
The Company also has the option, as approved by the Board of Directors on July 29, 1993, to sell, assign, pledge or transfer assets to third parties through December 31, 1994. The Company has $2.3 billion remaining from the Board of Directors' initial approval. As described in Note 5 of Notes to Consolidated Financial Statements, the Company securitized and sold $300.0 million of financing receivables, effective August 3, 1994. These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to fund its lease and loan portfolio and working capital requirements and to service debt.

The Company uses derivative products solely to hedge against interest rate or currency risks associated with funding its business.
The Company routinely evaluates existing and potential counterparty credit exposures associated with such derivative transactions to ensure that these exposures remain within credit guidelines.

Due to IBM Corporation and affiliates decreased by $432.5 million to $827.0 million at June 30, 1994, from $1,259.5 million at December 31, 1993. This reduction was primarily attributable to lower volume of capital equipment purchases from IBM in the second quarter of 1994, compared with the fourth quarter of 1993, and the payment of $294.0 million to IBM for a current tax liability in the first half of 1994. Due to IBM Corporation and affiliates represents trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, with payment terms comparable to those offered to other IBM customers. Also included in due to IBM Corporation and affiliates are income taxes currently payable under the intercompany tax allocation agreement.

Total stockholder's equity at June 30, 1994 was $981.2 million, down $169.6 million from year-end 1993. The decline in stockholder's equity reflects the payment of $295.0 million in dividends to IBM in the first half of 1994, offset by net earnings of $125.4 million for the first half of 1994.

At June 30, 1994, the Company's debt to equity ratio was 6.3:1, compared with 5.7:1 at year-end 1993, and 6.3:1 at June 30, 1993.

<PAGE 10>

TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $217.6 million for the six months ended June 30, 1994, compared with $281.1 million for the same 1993 period. Total cash provided before dividends reflects $92.5 million of cash used in investing and financing activities before dividends, offset by $310.1 million of cash provided by operating activities for the first half of 1994.

Cash and cash equivalents at June 30, 1994 totaled $532.5 million, a decrease of $77.4 million compared with the balance at December 31, 1993.

INCOME FROM LEASES

Income from leases decreased by 23 percent to $117.9 million for the three months ended June 30, 1994, from $152.3 million for the same 1993 period; for the six months ended June 30, 1994, income from leases decreased by 21 percent to $246.3 million, from $312.3 million for the same 1993 period. The decline was primarily the result of the securitization and sale of financing receivables during the fourth quarter of 1993 and a decrease in capital equipment financing originated during 1993 and the first six months of 1994.

Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions amounted to $24.1 million and $48.9 million for the three- and six-month periods of 1994, an increase of 9 percent and 13 percent from the comparable 1993 periods, respectively.

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

A review of the Company's $642.5 million unguaranteed residual value portfolio at June 30, 1994, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded. No material declines in the future residual values of leased equipment were identified, nor reductions recorded, in the first half of 1994. The Company recorded a $6.0 million reduction to income from leases during the second quarter of 1993, for a total reduction of $13.0 million during the first half of 1993.

INCOME FROM LOANS

Income from loans decreased by 16 percent to $23.8 million for the three months ended June 30, 1994; for the first half of 1994, income from loans decreased 25 percent to $44.8 million, compared with the respective 1993 period. The decline was primarily the result of the securitization and sale of financing receivables during the fourth quarter of 1993 and a decrease in financing originated during 1993 and the first half of 1994.

<PAGE 11>

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 24 percent to $29.7 million for the three months ended June 30, 1994; for the first half of 1994, income from working capital financing increased 28 percent to $60.2 million, compared with the respective 1993 periods. These increases were primarily due to generally higher interest rates charged and growth in the average working capital financing receivables outstanding during the first six months of 1994, compared with the same 1993 period, partially offset by the securitization and sale of such receivables during the fourth quarter of 1993. The growth in average working capital financing receivables outstanding primarily reflects increased originations as discussed in the "Financing Originated" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

EQUIPMENT SALES

Equipment sales amounted to $161.3 million for the second quarter of 1994, compared with $150.1 million for the same period in 1993; for the first six months of 1994, equipment sales amounted to $311.9 million, compared with $314.9 million for the comparable 1993 period. Included in these amounts is revenue from outright sales and sales-type leases of Company-owned equipment with either existing lessees or, when equipment is returned, with a new customer.

Gross profit on equipment sales for the second quarter of 1994 was $15.9 million, an increase of 3 percent compared with the same
1993 period. For the first six months of 1994, the gross profit on equipment sales decreased 12 percent to $28.3 million compared with $32.1 million for the same 1993 period. The gross profit margin for the second quarter of 1994 was 9.8 percent, down from 10.3 percent for the second quarter of 1993; for the first six months of 1994, the gross profit margin decreased to 9.1 percent, compared with 10.2 percent for the same period in 1993.

OTHER INCOME

Other income increased by 79 percent to $50.4 million for the three months ended June 30, 1994; for the six months ended June 30, 1994, other income increased 46 percent to $80.0 million. The increase from 1993 primarily reflects the sale of IBM Credit Investment Management Corporation during the second quarter of 1994 for a pre-tax gain of $13.3 million (see Note 3 of Notes to Consolidated Financial Statements) and fees recognized for the servicing of financing receivables securitized and sold during the fourth quarter of 1993.

Also included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio.

<PAGE 12>

TOTAL FINANCE AND OTHER INCOME

For the three months ended June 30, 1994, total finance and other income remained essentially flat at $383.0 million, and the six-month results showed a decrease of 6 percent to $743.2 million, compared with the same 1993 periods. The decline was largely due to reductions in income from leases and income from loans, partially offset by increases in income from working capital financing and other income.

INTEREST EXPENSE

Interest expense declined due to reductions in the Company's average outstanding debt balances and the average cost of debt. Interest expense decreased by 17 percent to $76.4 million for the three months ended June 30, 1994, compared with $91.6 million for the same period in 1993. Interest expense decreased 18 percent to $151.9 million for the six months ended June 30, 1994, from $185.5 million for the same period in 1993. The Company's year-to-date average cost of debt through June 30, 1994, decreased to 4.76 percent from 5.09 percent for the same period in 1993.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $39.8 million for the second quarter of 1994, a decrease of 17 percent compared with the same 1993 period. For the first six months of 1994, selling, general, and administrative expenses decreased to $80.0 million from $98.7 million for the same period in 1993. The decrease is a result of the continuing efforts to manage expenses and reflects savings realized from the Company's actions in the second quarter of 1993 to reduce its infrastructure and bring its resources in line with current market conditions.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry and individual unaffiliated customer. Working capital financing receivables are generally secured by the underlying inventory and accounts receivable financed. The provision for receivable losses decreased to $11.9 million for the quarter ended June 30, 1994, compared with $15.2 million for the same period in 1993. For the six months ended June 30, 1994, the provision for receivable losses decreased to $20.9 million, compared with $34.8 million for the comparable period in 1993. These decreases reflect the reduction in the amount of capital equipment financed for the first half of 1994 and an improved economic environment.

<PAGE 13>

NET EARNINGS

Net earnings increased to $66.4 million for the second quarter of 1994, compared with $50.6 million for the same period in 1993.

Net earnings for the six months ended June 30, 1994 were $125.4 million, an increase of 15 percent from the same period in 1993.

The Company's expanding working capital financing business, large and profitable capital equipment remarketing operations, credit risk management, lower average cost of borrowing and the containment of operating expenses contributed to the favorable performance during the second quarter and first half of 1994.
In addition, as a result of the sale of IBM Credit Investment Management Corporation, the Company recognized a one-time pre-tax gain of $13.3 million which contributed to a strong performance during the second quarter of 1994.

To recognize the cost of the Company's actions to reduce its infrastructure and bring its resources in line with current market conditions, pre-tax restructuring charges of $12.0 million were recorded in the second quarter of 1993.

RETURN ON AVERAGE EQUITY

The results for the first six months of 1994 yielded an annualized return on average equity of 24.6 percent, compared with 18.7 percent for the comparable 1993 period.


NEW ACCOUNTING STANDARD

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

CLOSING DISCUSSION

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

No reports on Form 8-K have been filed during the first six months of 1994.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                        (Registrant)


Date: August 11, 1994             By: A. R. Schleicher
      _________________           ______________________


                                      A. R. Schleicher
                                      Vice President &
                                      Assistant General Manager,
                                      Finance & Risk Management
                                      and Chief Financial Officer