Form 10-Q
period 1994-09-30
IBM CREDIT CORP
filed 1994-11-10
CIK 353524

<PAGE 1>
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             F O R M  1 0 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED
                            SEPTEMBER 30, 1994

                                1-8175
                       ________________________
                       (Commission file number)

                        IBM CREDIT CORPORATION
        _____________________________________________________
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
                              06904-2399
               ________________________________________
               (Address of principal executive offices)





                            -  -






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

As of October 31, 1994, 765 shares of capital stock, par value $1.00 per share, were outstanding and held by International Business Machines Corporation. Aggregate market value of voting stock held by non-affiliates of registrant at October 31, 1994: NONE.

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



















































<PAGE 2>
                                INDEX
                                _____







Part I - Financial Information:                                 Page
                                                                ____


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at September 30, 1994 and December 31, 1993. . . . . . . . 1



      Consolidated Statement of Earnings for the three
      and nine months ended September 30, 1994 and 1993. . . . . 2



      Consolidated Statement of Cash Flows
      for the nine months ended September 30, 1994 and 1993. . . 3



      Notes to Consolidated Financial Statements . . . . . . . . 4



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations. . 7



Part II - Other Information. . . . . . . . . . . . . . . . . . .14




























<PAGE 3>

                          IBM CREDIT CORPORATION

               CONSOLIDATED STATEMENT OF FINANCIAL POSITION


(Dollars in thousands)

                                                At              At
                                           September 30,   December 31,
                                              1994             1993
                                           _____________   ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . $  632,192      $   609,891
  Net investment in capital leases . . . .  3,718,474        4,437,257
  Equipment on operating leases, net . . .  1,534,336        1,753,121
  Loans receivable . . . . . . . . . . . .    881,510        1,037,864
  Working capital financing receivables. .  1,562,303        1,425,781
  Investments and other assets . . . . . .    366,228          531,737
  Due and deferred from receivable sales .    240,574          245,892
                                           __________      ___________

  Total Assets                             $8,935,617      $10,041,543
                                           ==========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Liabilities:
  Short-term debt. . . . . . . . . . . . . $3,929,693      $ 4,227,724
  Short-term debt, IBM Corporation . . . .    200,000             -
  Due to IBM Corporation and affiliates. .  1,003,134        1,259,547
  Interest and other accruals. . . . . . .    366,768          312,464
  Deferred income taxes. . . . . . . . . .    649,071          811,283
  Long-term debt . . . . . . . . . . . . .  1,727,782        2,279,796
                                           __________      ___________
  Total liabilities. . . . . . . . . . . .  7,876,448        8,890,814
                                           __________      ___________

Stockholder's equity:
  Capital stock, par value $1 per share;
     Shares authorized: 10,000;
     Shares issued and outstanding: 750. .    438,811          438,811
  Retained earnings. . . . . . . . . . . .    620,358          711,918
                                           __________      ___________
  Total stockholder's equity . . . . . . .  1,059,169        1,150,729
                                           __________      ___________

  Total Liabilities & Stockholder's Equity $8,935,617      $10,041,543
                                           ==========      ===========

The accompanying notes are an integral part of this statement.



                                  - 1 -








<PAGE 4>

                        IBM CREDIT CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS



(Dollars in thousands)
                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   1994     1993      1994      1993
                                 ________ ________ __________ __________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . .  $ 71,293 $118,319 $  243,620 $  360,080
     Operating leases, net of
      depreciation  . . . . . .    22,795   36,069     96,744    106,622
                                 ________ ________ __________ __________
                                   94,088  154,388    340,364    466,702

  Income from loans . . . . . .    22,268   29,708     67,081     89,285
  Income from working capital
   financing  . . . . . . . . .    36,471   27,230     96,649     74,079
  Equipment sales . . . . . . .   193,211  222,122    505,061    536,977
  Other income  . . . . . . . .    77,349   26,581    157,386     81,263
                                 ________ ________ __________ __________
     Total finance and other
      income  . . . . . . . . .   423,387  460,029  1,166,541  1,248,306
                                 ________ ________ __________ __________
COST AND EXPENSES:
  Interest. . . . . . . . . . .    75,634   94,237    227,501    279,740
  Cost of equipment sales . . .   163,496  214,636    447,022    497,434
  Selling, general, and
   administrative . . . . . . .    39,055   41,365    119,039    140,093
  Restructuring charges . . . .      -        -          -        12,000
  Provision for receivable
   losses . . . . . . . . . . .    16,605    7,501     37,533     42,324
                                 ________ ________ __________ __________
     Total cost and expenses. .   294,790  357,739    831,095    971,591
                                 ________ ________ __________ __________

EARNINGS BEFORE INCOME TAXES. .   128,597  102,290    335,446    276,715

Provision for income taxes  . .    50,588   64,584    132,006    130,167
                                 ________ ________ __________ __________

NET EARNINGS  . . . . . . . . .  $ 78,009 $ 37,706 $  203,440 $  146,548
                                 ======== ======== ========== ==========

The accompanying notes are an integral part of this statement.






                                  - 2 -








<PAGE 5>

                        IBM CREDIT CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30:
(Dollars in thousands)                              1994       1993
                                                 __________ ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings . . . . . . . . . . . . . . . . .  $ 203,440  $   146,548
  Adjustments to net earnings:
    Depreciation and amortization . . . . . . .    479,760      479,979
    Provision for receivable losses . . . . . .     37,533       42,324
    Change in deferred income taxes . . . . . .   (162,212)     300,467
    Change in interest and other accruals . . .     54,304       31,679
    Gross profit on equipment sales . . . . . .    (58,039)     (39,543)
    Gain on sale of IBM Credit Investment
     Management Corporation (ICIM). . . . . . .    (13,324)        -
    Restructuring charges . . . . . . . . . . .       -          12,000
                                                 __________ ____________
Cash provided by net earnings . . . . . . . . .    541,462      973,454
 Proceeds from equipment sales. . . . . . . . .    505,061      536,977
 Decrease in due to IBM Corporation and
  affiliates  . . . . . . . . . . . . . . . . .   (256,413)    (363,829)
 Decrease in due and deferred from receivable
  sales . . . . . . . . . . . . . . . . . . . .      5,318         -
 Cash proceeds from settlement of litigation
  with Comdisco, Inc. . . . . . . . . . . . . .     70,000         -
                                                 __________ ____________
Cash provided by operating activities . . . . .    865,428    1,146,602
                                                 __________ ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in capital leases . . . . . . . . .   (772,789)    (931,387)
 Collection of capital leases, net of income
  earned. . . . . . . . . . . . . . . . . . . .    865,210    1,058,778
 Investment in equipment on operating leases. .   (274,934)    (476,534)
 Investment in loans receivable . . . . . . . .   (270,867)    (262,348)
 Collection of loans receivable, net of
  interest earned . . . . . . . . . . . . . . .    378,123      510,878
 Investment in working capital financing
  receivables, net of cash collected. . . . . .   (139,855)    (219,977)
 Proceeds from sale of capital leases and loans    300,000         -
 Collection of notes receivable from
  affiliates, net of interest earned. . . . . .    114,313         -
 Investment in Comdisco, Inc. promissory note .    (20,000)        -
 Proceeds from sale of ICIM . . . . . . . . . .     14,000         -
 Other changes, net . . . . . . . . . . . . . .    (96,012)      14,188
                                                 __________ ____________
Cash provided by (used in) investing activities     97,189     (306,402)
                                                 __________ ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt . . .    416,815    1,325,340
  Repayment of debt with original maturities:
   One year or more . . . . . . . . . . . . . .   (723,550)    (659,832)
   Within one year, net of debt issued. . . . .   (338,581)  (1,210,200)
 Cash dividends paid to IBM Corporation . . . .   (295,000)    (175,000)
                                                 __________ ____________
Cash used in financing activities . . . . . . .   (940,316)    (719,692)
                                                 __________ ____________
Change in cash and cash equivalents . . . . . .     22,301      120,508
Cash and cash equivalents at January 1. . . . .    609,891      598,557
                                                 __________ ____________
Cash and cash equivalents at September 30 . . .  $ 632,192  $   719,065







                                                 ========== ============

The accompanying notes are an integral part of this statement.

                                 - 3 -
































































<PAGE 6>
                        IBM CREDIT CORPORATION
              Notes to Consolidated Financial Statements


1. In the opinion of the management of IBM Credit Corporation (the Company), all adjustments necessary for a fair statement of the unaudited results for the three- and nine-month periods have been made. In addition to the adjustments of a normal recurring nature, the Company recorded pre-tax restructuring charges of $12.0 million in the second quarter of 1993. In the third quarter of 1993, the Company reduced net earnings by $25.4 million resulting from the increase in the federal income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993, under the Omnibus Budget Reconciliation Act of 1993 enacted on August 10, 1993. These adjustments are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations starting on page 7.

2. The ratio of earnings to fixed charges, calculated in accordance with applicable Securities and Exchange Commission requirements, was 2.46 and 1.98 for the nine months ended September 30, 1994 and 1993, respectively.

3.   Litigation Settlement:

     Effective August 26, 1994, International Business Machines Corporation (IBM), the Company, partnerships in which the Company is the general partner and Comdisco, Inc. (Comdisco) settled all outstanding litigation between the parties.
     Pursuant to the settlement agreement, on August 30, 1994
     Comdisco delivered $70.0 million in cash to the Company, $20.0 million of which the Company loaned back to Comdisco in exchange for a convertible subordinated promissory note (the note). The note matures on September 1, 1999 and bears a market rate of interest. As a result of reaching this settlement agreement, the Company recognized a pre-tax gain, net of directly related expenses, of $46.0 million. This amount was included in other income on the Consolidated Statement of Earnings for the three and nine months ended September 30, 1994. The outstanding balance of the note was included in investments and other assets on the Consolidated Statement of Financial Position as of September 30, 1994.

     IBM and the Company filed cases charging that assets owned by the Company were illegally misappropriated by Comdisco, and that Comdisco violated the Lanham Act by manufacturing computer systems memory and marketing it as genuine IBM memory, eligible for IBM maintenance agreement service.

     Under the terms of the settlement agreement, Comdisco has agreed to label altered memory and other parts as not being IBM parts, and to disclose to customers that such parts are not eligible for IBM maintenance agreement service. Comdisco also agreed that it will not lease, sublease, relocate or sell the Company's property without prior written consent.

<PAGE 7>
4.   Securitization and Sale of Capital Leases and Loans Receivable:

     Effective August 3, 1994, the Company securitized and sold $300.0 million of capital leases and loans receivable.
     Adequate reserves exist to cover potential losses. No material gain or loss resulted from this transaction. The Company used the net proceeds from the sale of the capital leases and loans receivable for general corporate purposes, including the retirement of debt.

5.   Sale of IBM Credit Investment Management Corporation:

     During the second quarter of 1994, a Fleet Financial Group subsidiary purchased 100 percent of the stock of IBM Credit Investment Management Corporation (ICIM), a wholly owned subsidiary of the Company. ICIM provided investment management and administrative services for the IBM Mutual Funds. As a result of this sale, the Company recognized a pre-tax gain of $13.3 million, which was included in other income on the Consolidated Statement of Earnings for the nine months ended September 30, 1994.

     In connection with the sale of ICIM, the IBM Money Market
     Account notes were redeemed in early July, 1994.  The IBM
     Money Market Account notes were a source of short-term funding for the Company.

6.   Related Party Transactions:

     The Company provides capital equipment financing to IBM and affiliated companies for both IBM and non-IBM products.
     During the first nine months of 1994, the Company originated $131.9 million of such financing, compared with $254.0 million for the first nine months of 1993. The assets financed are included primarily in the Company's operating lease portfolio.

     The Company borrowed $300.0 million from IBM in the first quarter of 1994 at market terms and conditions. This debt was repaid on July 21, 1994. During the third quarter of 1994, the Company borrowed $200.0 million from IBM, at market terms and conditions, which remained outstanding as of September 30, 1994.

7.   Subsequent Events:

     On October 5, 1994, the Company issued fifteen shares of capital stock to IBM in exchange for assets IBM transferred to the Company. These assets had a net book value of $1.5 million, which approximated fair market value. This transaction is part of a program developed to periodically transfer certain excess IBM assets to the Company, for the purpose of remarketing such assets, in exchange for shares of the Company's capital stock, $1.00 par value per share.

<PAGE 8>
7.   Subsequent Events (continued):

     On October 19, 1994, Moody's Investors Service, Inc. announced that it upgraded its rating for the Company's commercial paper from Prime-2 (P-2) to Prime-1 (P-1).

     On November 1, 1994, the Company borrowed $125.0 million from IBM at market terms and conditions.

     The Company filed a registration statement to register an additional $2.5 billion of debt securities, which the Securities and Exchange Commission declared effective on November 3, 1994.

<PAGE 9>
Item 2.

                        IBM CREDIT CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

For the nine months ended September 30, 1994, the Company originated financing for $6.9 billion of equipment, software and services.
Net earnings for the nine months ended September 30, 1994 were $203.4 million, yielding an annualized return on average equity of
26.6 percent.




FINANCING ORIGINATED

The Company originated financing for $6.9 billion of equipment, software and services in the first nine months of 1994, compared with $6.0 billion in the same 1993 period. In the first nine months of 1994, compared with the same 1993 period, capital equipment financing for end users decreased by 21 percent to $1,737.2 million. The decrease in capital equipment financing originated is primarily the result of reduced placements of selected IBM hardware, compared with the same 1993 period. Working capital financing for dealers and remarketers of information industry products increased by 34 percent to $5,157.1 million. This growth reflects an increase in the volumes of IBM's workstation products financed by the Company throughout the first nine months of 1994, as well as increased volumes of financing provided to information technology resellers for non-IBM products.

Through September 30, 1994, capital equipment financings for end users comprised purchases of $1,023.8 million of information handling systems from IBM, financing originated for installment receivables of $88.6 million, other financing primarily for IBM software and services of $182.8 million, installment and lease financing for state and local government customers of $142.3 million for the account of IBM, and other financing of $299.7 million for equipment and services, as well as selected complementary non-IBM equipment that meets IBM customers' total solution requirements. The purchases of $1,023.8 million from IBM consisted of $757.8 million for capital leases and $266.0 million for operating leases.

<PAGE 10>

REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used
IBM equipment. This equipment is primarily sourced from the termination of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with a new customer. At September 30, 1994, the investment in remarketed equipment on capital and operating leases totaled $600.4 million, a decrease of 3 percent from the 1993 year-end investment of $619.8 million. Income from leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment, are included in remarketing activities. For the three months ended September 30, 1994, the remarketing contributions amounted to $37.8 million, an increase of 38 percent compared with $27.3 million for the same 1993 period. The remarketing contributions amounted to $115.0 million for the first nine months of 1994, an increase of 28 percent compared with $89.5 million for the same 1993 period.

ASSETS

Total assets decreased to $8.9 billion at September 30, 1994, compared with $10.0 billion at December 31, 1993. This decrease is primarily the result of cash collections on capital lease investments and loans receivable exceeding financings originated during the first nine months of 1994, and the securitization and sale of capital leases and loans receivable during the third quarter of 1994.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $5,857.5 million of debt at September 30, 1994. Total short-term and long-term debt decreased by $650.0 million, from $6,507.5 million at December 31, 1993. This decrease was primarily the result of the redemption of IBM Money Market Account notes of $359.8 million, declines in long-term debt of $552.0 million, as well as a matured $300.0 million bond, offset by increases in commercial paper outstanding of $212.5 million, floating and fixed rate medium-term notes of $149.3 million and short-term debt of $200.0 million.
The $200.0 million of short-term debt is payable to IBM at market terms and conditions.

<PAGE 11>
LIABILITIES AND STOCKHOLDER'S EQUITY  (continued)


The Company has available $3.2 billion of a shelf registration with the Securities and Exchange Commission. This shelf registration allows the Company rapid access to domestic financial markets. In addition, a subsidiary of the Company has available $450.0 million of a separate shelf registration for asset backed securities. The Company also has commercial paper and medium-term note programs. As described in Note 5 of Notes to Consolidated Financial Statements, the Company redeemed the IBM Money Market Account notes in early July, 1994. The Company is an authorized borrower of up to $1.6 billion under a $10.0 billion IBM Global Credit Facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the credit facility or the liquidity agreement. The Company also has the option, as approved by the Board of Directors on September 30, 1994, to sell, assign, pledge or transfer up to $4.0 billion of assets to third parties through December 31, 1995. As described in Note 4 of Notes to Consolidated Financial Statements, the Company securitized and sold $300.0 million of capital leases and loans receivable, effective August 3, 1994. These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to fund its lease and loan portfolio and working capital requirements and to service debt.

The Company uses derivative products solely to hedge against interest rate or currency risks associated with funding its business.
The Company routinely evaluates existing and potential counterparty credit exposures associated with such derivative transactions to ensure that these exposures remain within credit guidelines.

Due to IBM Corporation and affiliates decreased by $256.4 million to $1,003.1 million at September 30, 1994, from $1,259.5 million at December 31, 1993. This reduction was primarily attributable to lower volume of capital equipment purchases from IBM in the third quarter of 1994, compared with the fourth quarter of 1993, and the payment of $294.0 million to IBM for a current tax liability in the first nine months of 1994. Due to IBM Corporation and affiliates represents trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, with payment terms comparable to those offered to other IBM customers. Also included in due to IBM Corporation and affiliates are income taxes currently payable under the intercompany tax allocation agreement.

Total stockholder's equity at September 30, 1994 was $1,059.1 million, down $91.6 million from year-end 1993. The decline in stockholder's equity reflects the payment of $295.0 million in dividends to IBM in the first nine months of 1994, offset by net earnings of $203.4 million for the first nine months of 1994.

At September 30, 1994, the Company's debt-to-equity ratio was 5.5:1, compared with 5.7:1 at year-end 1993, and 6.7:1 at September 30, 1993.

<PAGE 12>
TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $317.3 million for the nine months ended September 30, 1994, compared with $295.5 million for the same 1993 period. Total cash provided before dividends reflects $548.1 million of cash used in investing and financing activities before dividends, offset by $865.4 million of cash provided by operating activities for the first nine months of 1994.

Cash and cash equivalents at September 30, 1994 totaled $632.2 million, an increase of $22.3 million compared with the balance at December 31, 1993.

INCOME FROM LEASES

Income from leases decreased by 39 percent to $94.1 million for the three months ended September 30, 1994, from $154.4 million for the same 1993 period; for the nine months ended September 30, 1994, income from leases decreased by 27 percent to $340.4 million, from $466.7 million for the same 1993 period. The declines resulted from lower asset balances, which in turn were primarily caused by the securitization and sale of capital leases receivable in the third quarter of 1994 and the fourth quarter of 1993, and a decrease in capital equipment financing originated during 1993 and the first nine months of 1994.

Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions amounted to $15.1 million and $64.0 million for the three- and nine-month periods of 1994, a decrease of 24 percent and an increase of 2 percent from the comparable 1993 periods, respectively.

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

A review of the Company's $586.5 million unguaranteed residual value portfolio at September 30, 1994, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, but declines in the future residual value of certain leased equipment were identified. To recognize these declines, the Company recorded a $7.0 million reduction to income from leases during the nine months ended September 30, 1994 compared with $13.0 million for the same 1993 period.

INCOME FROM LOANS

Income from loans decreased from the comparable 1993 periods by 25 percent, for the three and nine months ended September 30, 1994, to $22.3 million and $67.1 million, respectively. The declines resulted from lower asset balances, which in turn were primarily the result of the securitization and sale of loans receivable in the third quarter of 1994 and the fourth quarter of 1993, and a decrease in financing originated during 1993 and the first nine months of 1994.

<PAGE 13>
INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 34 percent to $36.5 million for the three months ended September 30, 1994, and for the first nine months of 1994, income from working capital financing increased 30 percent to $96.6 million, compared with the respective 1993 periods. These increases were primarily due to growth in the average working capital financing receivables outstanding and generally higher interest rates charged during the first nine months of 1994, compared with the same 1993 period, partially offset by the securitization and sale of such receivables during the fourth quarter of 1993. The growth in average working capital financing receivables outstanding primarily reflects increased originations as discussed in the "Financing Originated" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

EQUIPMENT SALES

Equipment sales amounted to $193.2 million for the third quarter of 1994, compared with $222.1 million for the same period in 1993; for the first nine months of 1994, equipment sales amounted to $505.1 million, compared with $537.0 million for the comparable 1993 period. Included in these amounts is revenue from outright sales to and sales-type leases of Company-owned equipment with either existing lessees or, when equipment is returned, with a new customer.

Gross profit on equipment sales for the third quarter of 1994 increased to $29.7 million compared with $7.5 million for the same 1993 period. For the first nine months of 1994, the gross profit on equipment sales increased 47 percent to $58.0 million compared with $39.5 million for the same 1993 period. The gross profit margin for the third quarter of 1994 was 15.4 percent, up from 3.4 percent for the third quarter of 1993; for the first nine months of 1994, the gross profit margin increased to 11.5 percent, compared with 7.4 percent for the same period in 1993. In the third quarter of 1993, the Company recognized declines in market values for selected equipment sold during the third quarter of 1993 or inventoried at September 30, 1993, which reduced the gross profit margin for the 1993 periods.

OTHER INCOME

Other income increased from $26.6 million to $77.3 million for the three months ended September 30, 1994; for the nine months ended September 30, 1994, other income increased from $81.3 million to $157.4 million. The litigation settlement reached with Comdisco, Inc. during the third quarter of 1994 resulted in the recognition of a pre-tax gain, net of directly related expenses, of $46.0 million
(see Note 3 of Notes to Consolidated Financial Statements). The sale of IBM Credit Investment Management Corporation during the second quarter of 1994 generated a pre-tax gain of $13.3 million (see Note 5 of Notes to Consolidated Financial Statements). In addition, the Company recognized fees for the servicing of financing receivables securitized and sold in the third quarter of 1994 and the fourth quarter of 1993.

Also included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio.

<PAGE 14>
TOTAL FINANCE AND OTHER INCOME

Total finance and other income decreased from the comparable 1993 periods by 8 percent to $423.4 million for the three months ended September 30, 1994 and by 7 percent to $1,166.5 million for the nine months ended September 30, 1994, respectively. The decline was largely due to reductions in income from leases and income from loans, partially offset by increases in income from working capital financing and other income.

INTEREST EXPENSE

Interest expense declined because of reductions in the Company's average outstanding debt balance and the average cost of debt. Interest expense decreased by 20 percent to $75.6 million for the three months ended September 30, 1994, compared with $94.2 million for the same period in 1993. For the nine months ended September 30, 1994, interest expense decreased 19 percent to $227.5 million, from $279.7 million for the same period in 1993. The Company's year-to-date average cost of debt through September 30, 1994 decreased to 4.89 percent, from 5.03 percent for the same period in 1993.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $39.1 million for the third quarter of 1994, a decrease of 6 percent compared with the same 1993 period. For the first nine months of 1994, selling, general, and administrative expenses decreased by 15 percent to $119.0 million, from $140.1 million for the same period in 1993. The decrease is a result of the continuing efforts to manage expenses and reflects savings realized from the Company's actions in the second quarter of 1993 to reduce its infrastructure. To recognize the cost of these actions, pre-tax restructuring charges of $12.0 million were recorded in the second quarter of 1993.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry and individual unaffiliated customer. Working capital financing receivables are generally secured by the underlying inventory and accounts receivable financed. The provision for receivable losses increased to $16.6 million for the quarter ended September 30, 1994, compared with $7.5 million for the same period in 1993. This increase for the three months ended September 30, 1994, compared with the same period in 1993, reflects the Company's conservative approach to asset valuation, its timely recognition of probable receivable losses and its revised estimate of the recoverability of a specific receivable. For the nine months ended September 30, 1994, the provision for receivable losses decreased to $37.5 million, compared with $42.3 million for the comparable period in 1993.
This decrease for the nine months ended September 30, 1994, compared with the same period in 1993, primarily reflects the reduction in the amount of capital equipment financed for the first nine months of 1994.

<PAGE 15>
NET EARNINGS

Net earnings increased to $78.0 million for the third quarter of 1994, compared with $37.7 million for the same period in 1993.

Net earnings for the nine months ended September 30, 1994 were $203.4 million, an increase of 39 percent from the same period in 1993.

The Company's expanding working capital financing business, large and profitable capital equipment remarketing operations, credit risk management, lower average cost of borrowing and the containment of operating expenses contributed to the favorable performance during the third quarter and first nine months of 1994. In addition, as a result of the litigation settlement with Comdisco, Inc. in the third quarter of 1994 and the sale of IBM Credit Investment Management Corporation during the second quarter of 1994, the Company recognized one-time pre-tax gains of $46.0 million and $13.3 million, respectively, which contributed to the strong performance during the first nine months of 1994.

During the second quarter of 1993, pre-tax restructuring charges of $12.0 million were recorded to recognize the cost of the Company's actions to reduce its infrastructure and bring its resources in line with current market conditions. During the third quarter of 1993, an additional income tax expense of $25.4 million was recorded to reflect the retroactive tax rate change under the Omnibus Budget Reconciliation Act of 1993 enacted on August 10, 1993.

RETURN ON AVERAGE EQUITY

The results for the first nine months of 1994 yielded an annualized return on average equity of 26.6 percent, compared with 16.8 percent for the comparable 1993 period. Excluding the restructuring charges and the additional income tax expense, the return on average equity would have been 20.4 percent for the first nine months of 1993.

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

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing, providing information technology remarketers with inventory and accounts receivable financing and contributing to the growth and stability of IBM earnings.

<PAGE 16>
[SIGNATURE]
                         Part II - Other Information
                         ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

No reports on Form 8-K have been filed during the first nine months of 1994.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  IBM CREDIT CORPORATION
                                  ______________________
                                        (Registrant)


Date:  November 10, 1994           By:  A. R. Schleicher III
       _________________           _________________________


                                        A. R. Schleicher III
                                        Vice President, Finance
                                        and Chief Financial Officer