Form 10-K
period 1994-12-31
IBM CREDIT CORP
filed 1995-03-15
CIK 353524

<PAGE 1>
                           UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              :hp3.FORM 10-K:ehp3.

                             ANNUAL REPORT

                pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934

          :hp3.FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994:ehp3.

                                 1-8175
                        ________________________
                        (Commission file number)

                    :hp3.IBM CREDIT CORPORATION:ehp3.
         ______________________________________________________
         (Exact name of registrant as specified in its charter)

                DELAWARE                               22-2351962
        ________________________         ____________________________________
        (State of Incorporation)         (IRS employer identification number)

           290 Harbor Drive
           P. O. Box 10399
        Stamford, Connecticut                                06904 - 2399
 ________________________________________                    ____________
 (Address of principal executive offices)                     (Zip Code)

                               203-973-5100
                     _______________________________
                     (Registrant's telephone number)

Securities registered pursuant to Section 12 (b) of the Act:
                                                      Name of each exchange
         Title of each class                            on which registered
         ___________________                          _____________________

5.36% Notes due October 27, 1998                     New York Stock Exchange

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

As of February 28, 1995, the number of outstanding shares of capital stock, par value $1.00 per share, of the registrant was 899, all of which shares were held by International Business Machines Corporation.
Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1995: None.

The registrant meets the conditions set forth in General Instruction J
(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.






















































<PAGE 2>
                             TABLE OF CONTENTS
                             _________________

PART I                                                               Page

Item 1.  Business                                                     3
Item 2.  Properties                                                   3
Item 3.  Legal Proceedings                                            3
Item 4.  Submission of Matters to a Vote of Security Holders          3

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                          3
Item 6.  Selected Financial Data                                      4
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          5
Item 8.  Financial Statements and Supplementary Data                 13
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                         36

PART III

Item 10. Directors and Executive Officers of the Registrant          36
Item 11. Executive Compensation                                      36
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  36
Item 13. Certain Relationships and Related Transactions              36

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 36

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

     Pursuant to a Support Agreement between IBM and the Company, IBM has agreed to retain 100 percent of the voting capital stock of the Company, unless required to dispose of any or all such shares of stock pursuant to a court decree or order of any governmental authority that, in the opinion of counsel to IBM, may not be successfully challenged. IBM has also agreed to cause the Company to have a tangible net worth of at least $1.00 at all times.


ITEM 2.  PROPERTIES:

     The Company's principal executive offices in Stamford, Connecticut, comprise approximately 129,000 square feet of office space. The Company occupies this space under an arrangement with IBM, which is the master tenant of this property under long-term leases.


ITEM 3.  LEGAL PROCEEDINGS:

     None material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


     Omitted pursuant to General Instruction J.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

     All shares of the Company's capital stock are owned by IBM and accordingly there is no market for such stock. The Company paid dividends of $295,000,000 and $325,000,000 to  IBM  in  1994  and  1993,
respectively. Dividends are paid as declared by the Board of Directors of the Company.

<PAGE 4>

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with the financial statements of
IBM Credit Corporation and the related notes to the financial statements included in this document.

(Dollars in thousands)                    1994           1993          1992          1991          1990
                                       ___________   ___________   ___________   ___________   ___________
For the year:
  Finance and other income. . . . . . . $1,484,680    $1,770,430    $1,762,530    $1,644,527    $1,427,985
  Gross profit on equipment sales . . .     68,508        63,580        66,873        75,306        45,576
  Interest expense. . . . . . . . . . .    306,125       365,675       445,816       562,531       606,750
  Net earnings. . . . . . . . . . . . .    250,589       220,220       219,270       200,221       165,510
  Dividends . . . . . . . . . . . . . .    295,000       325,000        50,000        25,000        75,000

  Products purchased for leases . . . .  1,659,019     2,165,577     2,794,567     2,786,088     3,188,318
  Loans receivable financing. . . . . .    496,308       441,939       651,153       665,735       868,623
  IBM state and local installment
    receivables and leases. . . . . . .    232,845       294,166       412,476       486,872       535,586
  Working capital financing . . . . . .  7,597,300     5,866,300     4,213,000     4,905,000     5,670,395

  Return on average assets. . . . . . .       2.7%          2.0%          2.0%          1.9%          1.7%
  Return on average equity. . . . . . .      24.1%         19.1%         19.0%         20.3%         19.9%

At end of year:
  Total assets. . . . . . . . . . . . . $9,667,715   $10,041,543   $11,451,267   $11,326,662   $11,131,924
  Net investment in capital leases. . .  3,687,971     4,437,257     6,037,269     5,930,493     5,380,200
  Equipment on operating lease, net . .  1,573,242     1,753,121     1,776,576     1,726,226     1,800,266
  Working capital financing receivables  2,135,020     1,425,781     1,138,131     1,092,785       974,695
  Loans receivable. . . . . . . . . . .  1,070,619     1,037,864     1,416,252     1,558,591     1,733,088

  Short-term debt . . . . . . . . . . .  4,355,038     4,227,724     5,399,030     5,343,811     4,281,458
  Long-term debt. . . . . . . . . . . .  1,583,822     2,279,796     2,406,071     2,158,988     2,996,729
  Stockholder's equity. . . . . . . . .  1,121,218     1,150,729     1,255,509     1,086,239       911,018

<PAGE 5>
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

:hp3.OVERVIEW:ehp3.

The Company originated financing for $10.4 billion of equipment, software and services during 1994. Net earnings for 1994 were $250.6 million, yielding a return on average equity of 24.1 percent.

Net earnings for 1994 benefited from one-time pretax gains of $13.3 million from the sale of 100 percent of the stock of IBM Credit Investment Management Corporation (ICIM) to a Fleet Financial Group subsidiary in the second quarter, and $46.0 million, which is net of directly related expenses, resulting from the Company's litigation settlement with Comdisco, Inc. in the third quarter. The total cash proceeds received from the litigation settlement was $70.0 million. These pretax gains were included in other income in the Consolidated Statement of Earnings and Retained Earnings.

Effective August 3, 1994, the Company securitized and sold $300.0 million of capital lease and loan receivables. No material gain or loss resulted from this transaction. The Company used the net proceeds from the sale for general corporate purposes, including the retirement of debt.

:hp3.FINANCING ORIGINATED:ehp3.

For the year ended December 31, 1994, the Company originated financing for $10.4 billion of equipment, software and services, an increase of 12 percent from 1993. Capital equipment financing for end users decreased by 16 percent to $2.8 billion. Although total capital equipment financing originated decreased compared with that of 1993, placements of new equipment with third-party end-user customers essentially remained unchanged. Declines occurred primarily in placements of equipment to IBM affiliates and other end-user financing activities. Working capital financing for dealers and remarketers of information industry products increased by 30 percent to $7.6 billion. This growth reflects an increase in the volumes of IBM's workstation products financed by the Company throughout 1994, as well as increased volumes of financing provided to information technology resellers for non-IBM products.

Capital equipment financings for end users comprised purchases of $1,616.9 million of information handling systems products from IBM, financing originated for installment receivables of $136.1 million, other financing primarily for IBM software and services of $361.1 million, installment and lease financing for state and local government customers of $232.8 million for the account of IBM, and other financing of $417.5 million for equipment and services, as well as selected complementary non-IBM equipment that meets IBM customers' total solution requirements. The purchases of $1,616.9 million from IBM consisted of $1,174.6 million for capital leases and $442.3 million for operating leases.

<PAGE 6>
:HP3.REMARKETING ACTIVITIES:EHP3.
In addition to originating new financing, the Company remarkets used IBM equipment. This equipment is primarily sourced from the conclusion of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with new customers. At December 31, 1994, the investment in remarketed equipment on capital and operating leases totaled $623.7 million, an increase of 1 percent from the 1993 year-end investment of $619.8 million. Income from leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment, are included in remarketing activities. Contributions from remarketing activities amounted to $141.6 million for the year ended December 31, 1994, an increase of 37 percent compared with $103.2 million for the year ended December 31, 1993.

:hp3.ASSETS:ehp3.

Total assets were $9.7 billion at December 31, 1994, compared with $10.0 billion at December 31, 1993. This decrease is primarily the result of cash collections on capital lease investments and loans receivable from customers and affiliates exceeding financings originated during 1994, and the securitization and sale of $300.0 million of capital lease and loan receivables, effective August 3, 1994. These decreases were partially offset by working capital financing originations exceeding cash collections during 1994. Total financing assets serviced by the Company as of December 31, 1994, were $10.5 billion, compared with $11.1 billion at December 31, 1993. Total financing assets serviced include those financing receivables securitized and sold ($1,181.6 million in 1994, $1,370.6 million in 1993), capital and operating leases ($5,261.2 million in 1994, $6,190.4 million in 1993), loans receivable ($1,070.6 million in 1994, $1,037.9 million in 1993), working capital financing receivables ($2,135.0 million in 1994, $1,425.8 million in 1993) and subordinated interests in trusts ($159.0 million in 1994, $173.0 million in 1993), as well as state and local government installment and lease financing receivables of IBM ($726.4 million in 1994, $868.6 million in 1993).

:hp3.LIABILITIES AND STOCKHOLDER'S EQUITY:ehp3.

The assets of the business were financed with $5,938.9 million of debt at December 31, 1994. Total short-term and long-term debt decreased by $568.6 million, from $6,507.5 million at December 31, 1993. This decrease was the result of the redemption of IBM Money Market Account notes of $359.8 million, a decline in long-term debt of $696.0 million, as well as a matured $300.0 million bond, offset by increases in commercial paper outstanding of $615.4 million and floating and fixed rate medium-term notes of $171.8 million. Included in long-term debt at December 31, 1994 was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.

The Company has available $2.8 billion of a shelf registration with the Securities and Exchange Commission. This shelf registration allows the Company rapid access to domestic financial markets. In addition, a subsidiary of the Company has available $450.0 million of a separate shelf registration for asset-backed securities. The Company also has commercial paper and medium-term note programs. On October 19, 1994, Moody's Investors Service, Inc., announced that it had upgraded its rating for the Company's commercial paper from Prime-2 (P-2) to Prime-1 (P-1).

<PAGE 7>
:hp3.LIABILITIES AND STOCKHOLDER'S EQUITY (Continued):ehp3.

The Company is an authorized borrower of up to $1.6 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement. The Company also has the option, as approved by the Board of Directors on September 30, 1994, to sell, assign, pledge, or transfer up to an additional $4.0 billion of assets to third parties through December 31, 1995. As previously described, the Company securitized and sold $300.0 million of capital lease and loan receivables, effective August 3, 1994. During the fourth quarter of 1994, the Company and IBM signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. There are no borrowings outstanding under these agreements. These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to fund its lease and loan portfolio and working capital requirements and to service debt.

Due to IBM Corporation and affiliates increased by $233.9 million to $1,493.4 million at December 31, 1994, from $1,259.5 million at December 31, 1993. This increase was primarily attributable to higher volumes of capital equipment purchases from IBM in the fourth quarter of 1994, compared with the fourth quarter of 1993, offset by the payment of $339.0 million to IBM for a current tax liability during 1994. Due to IBM Corporation and affiliates includes amounts of trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, typically with terms comparable to those offered to other IBM customers, unless the Company is participating in IBM product promotions. Also included in due to IBM Corporation and affiliates are income taxes currently payable under the intercompany tax allocation agreement.

Total stockholder's equity at December 31, 1994, was $1,121.2 million, down $29.5 million from year-end 1993. The decline in stockholder's equity reflects the payment of $295.0 million in dividends to IBM, offset by 1994 net earnings of $250.6 million and the issuance of $14.9 million of capital stock to IBM. During the fourth quarter of 1994, the Company issued 149 shares of capital stock, par value $1.00 per share, to IBM, in exchange for assets IBM transferred to the Company. This is part of a program developed to periodically transfer certain excess IBM assets to the Company for the purpose of remarketing such assets.

At December 31, 1994, the Company's debt to equity ratio was 5.3:1, compared with 5.7:1 at December 31, 1993.

<PAGE 8>
:hp3.TOTAL CASH PROVIDED BEFORE DIVIDENDS:EHP3.

Total cash provided before dividends was $299.4 million for 1994, compared with $336.3 million for 1993. Total cash provided before dividends reflects $1,591.3 million of cash used in investing and financing activities before dividends, offset by $1,890.7 million of cash provided by operating activities during 1994.

Cash and cash equivalents at December 31, 1994, totaled $614.3 million, an increase of $4.4 million compared with the balance at December 31, 1993.

:hp3.INCOME FROM LEASES:ehp3.

Income from leases decreased by 24 percent to $437.6 million in 1994, from $573.4 million in 1993. This decline resulted from lower asset balances, which in turn were primarily caused by the securitization and sale of capital lease receivables in the third quarter of 1994 and the fourth quarter of 1993, and a decrease in capital equipment financing originated during 1994 and 1993. Income from leases includes lease income resulting from remarketing transactions. For the year ended December 31, 1994, lease income from remarketing transactions amounted to $80.1 million, an increase of 12 percent from 1993.

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

A review of the Company's $542.0 million residual value portfolio at December 31, 1994, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, but declines in the future residual value of certain leased equipment were identified. To recognize these declines, the Company recorded a $7.0 million reduction to income from leases for 1994, compared with $32.0 million in 1993.

:hp3.INCOME FROM LOANS:ehp3.

Income from loans decreased by 17 percent to $92.7 million in 1994 from $112.3 million in 1993. This decline resulted from lower asset balances, which in turn were primarily the result of the securitization and sale of loan receivables in the third quarter of 1994 and the fourth quarter of 1993, and a decrease in financing originated during 1994 and 1993.

:hp3.INCOME FROM WORKING CAPITAL FINANCING:EHP3.

Income from working capital financing increased 36 percent to $141.7 million in 1994, compared with $104.3 million in 1993. This increase is primarily due to growth in the average working capital financing receivables outstanding and generally higher interest rates charged during 1994 compared with 1993, partially offset by the securitization and sale of such receivables during the fourth quarter of 1993. The growth in average working capital financing receivables outstanding primarily reflects increased originations as discussed in the "Financing Originated" section of this discussion and analysis.

<PAGE 9>
:HP3.EQUIPMENT SALES:EHP3.

Equipment sales decreased by 26 percent to $625.7 million in 1994, compared with $840.9 million in 1993. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or leased to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales amounted to $68.5 million for 1994, compared with $63.6 million for 1993. The gross profit margin increased to 10.9 percent in 1994 from 7.6 percent in 1993. During the third and fourth quarters of 1993, the Company recognized a $20.0 million charge for declines in market values for selected equipment sold or leased under sales-type leases during those quarters or inventoried at December 31, 1993, which reduced the gross profit margin for 1993.

:HP3.OTHER INCOME:EHP3.

Other income increased by 34 percent to $187.0 million in 1994 from $139.5 million in 1993. The litigation settlement reached with
Comdisco, Inc. during the third quarter of 1994 resulted in the recognition of a pretax gain, net of directly related expenses, of $46.0 million. The sale of IBM Credit Investment Management Corporation during the second quarter of 1994 generated a pretax gain of $13.3 million. These amounts are included in other income in the Consolidated Statement of Earnings and Retained Earnings.

The securitization and sale of financing receivables generally accelerates the recognition of income and can result in a current period gain or loss. The amount of such gain or loss is dependent on a number of factors and may create a degree of volatility in earnings depending on the type of receivables securitized and sold, the structure of the transaction, and prevailing financial market conditions. During the fourth quarter of 1993, the Company recognized a $21.0 million gain on the securitization and sale of $1.4 billion of financing receivables. This amount is included in other income in the Consolidated Statement of Earnings and Retained Earnings. No material gain or loss resulted from the $300.0 million securitization and sale of capital lease and loan receivables in the third quarter of 1994. The Company continues to service the financing receivables securitized and sold, and earns a fee which is included in other income.

Also included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio.

:HP3.TOTAL FINANCE AND OTHER INCOME:EHP3.

Total finance and other income decreased by 16 percent to $1,484.7 million in 1994 from $1,770.4 million in 1993. The decline was largely due to reductions in income from leases, income from loans and income from equipment sales, partially offset by increases in income from working capital financing and other income.

<PAGE 10>
:HP3.INTEREST EXPENSE:EHP3.

Interest expense declined primarily because of the reduction in the Company's average outstanding debt balance. Interest expense decreased by 16 percent to $306.1 million in 1994, compared with $365.7 million in 1993. The Company's overall average cost of debt for the year remained unchanged at 5.0 percent.

:HP3.SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:EHP3.

Selling, general, and administrative expenses decreased 12 percent to $163.9 million in 1994, from $185.5 million in 1993. The decrease is partly due to the continuing efforts to manage expenses and reflects savings realized from the Company's actions in the second quarter of 1993 to reduce its infrastructure.

:HP3.PROVISION FOR RECEIVABLE LOSSES:EHP3.

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer. Working capital financing receivables are generally secured by the underlying inventory and accounts receivable financed. At December 31, 1994, the allowance for receivable losses approximated 1.1 percent of the Company's portfolio of leases, loans and working capital financing receivables, compared with approximately 1.5 percent at December 31, 1993. The provision for receivable losses increased 16 percent to $44.1 million in 1994, from $38.0 million in 1993. This increase reflects the Company's timely recognition of probable receivable losses and its revised estimate of the recoverability of specific receivables. During 1994 and 1993, the Company recovered $8.5 million and $14.3 million, respectively, of losses previously recorded.

:HP3.INCOME TAXES:EHP3.

The effective tax rate in 1994 was 39.4 percent, compared with 44.0 percent in 1993. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was enacted. The Act increased the U.S. corporate income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. The tax rate increase resulted in a $23.9 million charge for 1993; $20.1 million related to previously provided deferred taxes, and $3.8 million in current taxes.

Consistent with 1994, the Company expects its effective tax rate to continue to approximate the statutory federal and state income tax rates in future years.

<PAGE 11>
:HP3.NET EARNINGS:EHP3.

Net earnings were $250.6 million for the year ended December 31, 1994, compared with $220.2 million for 1993, an increase of 14 percent.

The Company's expanding working capital financing business, large and profitable capital equipment remarketing operations and the containment of operating expenses contributed to the favorable performance during 1994. In addition, as a result of the litigation settlement with Comdisco, Inc., in the third quarter of 1994 and the sale of IBM Credit Investment Management Corporation during the second quarter of 1994, the Company recognized one-time pretax gains of $46.0 million and $13.3 million, respectively, which contributed to the strong performance during 1994. The after-tax contributions of these two items were $27.9 million and $8.1 million, respectively.

During 1993, an additional income tax expense of $23.9 million was recorded to reflect the retroactive tax rate increase under the Omnibus Budget Reconciliation Act of 1993 and pretax restructuring charges of $10.5 million ($6.4 million after-tax) were recorded to recognize the cost of the Company's actions to reduce its infrastructure. These expense items were partially offset by a $21.0 million pretax gain ($12.9 million after-tax), net of related expenses, realized on the securitization and sale of $1.4 billion of financing receivables during the fourth quarter of 1993.

:HP3.RETURN ON AVERAGE EQUITY:EHP3.

The 1994 results yielded a return on average equity of 24.1 percent, compared with 19.1 percent in 1993.

:hp3.NEW ACCOUNTING STANDARDS:EHP3.

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 112, "Employer's Accounting for Postemployment Benefits," which established new accounting principles for the cost of benefits provided to former or inactive employees after employment but before retirement. Effective January 1, 1993, IBM and the Company adopted SFAS 112. The impact of adoption did not materially impact the Company's financial position and results of operations.

In May 1993, the FASB issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which prescribes the accounting for debt and equity securities held as assets. This statement is effective for fiscal years beginning after December 15, 1993. The Company implemented SFAS 115, effective January 1, 1994. The implementation had no material impact on the Company's financial position and results of operations.

<PAGE 12>
:hp3.NEW ACCOUNTING STANDARDS (Continued):EHP3.

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

In October 1994, SFAS 114 was amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," which allows a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS 118 eliminates the provisions in SFAS 114 that describe how a creditor should report income on an impaired loan. However, it does not preclude a creditor from using either of the methods described. Additionally, SFAS 118 amends the disclosure requirements in SFAS 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS 118 is effective concurrent with the effective date of SFAS 114.

It is expected that the implementation of SFAS 114 and SFAS 118 will not materially impact the Company's financial position and results of operations.

In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," to improve disclosure requirements for all derivative financial instruments and to amend existing requirements of SFAS 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and SFAS 107, "Disclosures about Fair Value of Financial Instruments." The Company implemented SFAS 119 effective December 31, 1994.

:HP3.CLOSING DISCUSSION:EHP3.

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing, providing information technology remarketers with inventory and accounts receivable financing and contributing to the growth and stability of IBM earnings.

<PAGE 13>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
<AUDIT-REPORT>

Report of Independent Accountants


January 20, 1995, except as to the Subsequent Event note on page 34, which is as of February 8, 1995

To the Stockholder and Board of Directors of IBM Credit Corporation


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on pages 36 and 37 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion thereon based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether such statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Stamford, CT
</AUDIT-REPORT>

<PAGE 14>

:hp3.
IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
:ehp3.
at December 31:

(Dollars in thousands)

                                                   1994         1993
                                                __________   ___________
:hp3.ASSETS::ehp3.

  Cash and cash equivalents. . . . . . . . . .  $  614,339   $   609,891
  Net investment in capital leases . . . . . .   3,687,971     4,437,257
  Equipment on operating lease, net. . . . . .   1,573,242     1,753,121
  Loans receivable . . . . . . . . . . . . . .   1,070,619     1,037,864
  Working capital financing receivables. . . .   2,135,020     1,425,781
  Investments and other assets . . . . . . . .     382,910       531,737
  Due and deferred from receivable sales . . .     203,614       245,892
                                                __________   ___________
Total Assets                                    $9,667,715   $10,041,543
                                                ==========   ===========


:hp3.LIABILITIES AND STOCKHOLDER'S EQUITY::ehp3.

  Liabilities:

  Short-term debt. . . . . . . . . . . . . . .  $4,355,038   $ 4,227,724
  Due to IBM Corporation and affiliates. . . .   1,493,449     1,259,547
  Interest and other accruals. . . . . . . . .     462,277       312,464
  Deferred income taxes. . . . . . . . . . . .     651,911       811,283
  Long-term debt . . . . . . . . . . . . . . .   1,458,822     2,279,796
  Long-term debt, IBM Corporation. . . . . . .     125,000          -
                                                __________   ___________
     Total liabilities                           8,546,497     8,890,814
                                                __________   ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       899 in 1994 and 750 in 1993 . . . . . .     453,711       438,811
  Retained earnings. . . . . . . . . . . . . .     667,507       711,918
                                                __________   ___________
     Total stockholder's equity. . . . . . . .   1,121,218     1,150,729
                                                __________   ___________
Total Liabilities and Stockholder's Equity      $9,667,715   $10,041,543
                                                ==========   ===========

The accompanying notes are an integral part of this statement.

<PAGE 15>

:hp3.
IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
:ehp3.

For the year ended December 31:

(Dollars in thousands)
                                                1994        1993        1992
                                             __________  __________  __________
:hp3.FINANCE AND OTHER INCOME::ehp3.
  Income from leases:
    Capital leases . . . . . . . . . . . . . $  308,313  $  450,071  $  502,835
    Operating leases (net of depreciation:
     1994 - $701,055, 1993 - $662,898 and
     1992 - $643,128)  . . . . . . . . . . .    129,314     123,326     164,155
                                             __________  __________  __________
                                                437,627     573,397     666,990
  Income from loans. . . . . . . . . . . . .     92,656     112,339     155,595
  Income from working capital financing. . .    141,655     104,286      80,645
  Equipment sales. . . . . . . . . . . . . .    625,729     840,944     743,285
  Other income. . . . . . . .  . . . . . . .    187,013     139,464     116,015
                                             __________  __________  __________
    Total finance and other income . . . . .  1,484,680   1,770,430   1,762,530
                                             __________  __________  __________

:hp3.COST AND EXPENSES::ehp3.
  Interest . . . . . . . . . . . . . . . . .    306,125     365,675     445,816
  Cost of equipment sales. . . . . . . . . .    557,221     777,364     676,412
  Selling, general, and administrative . . .    163,945     185,493     186,866
  Restructuring charges. . . . . . . . . . .       -         10,489        -
  Provision for receivable losses. . . . . .     44,097      38,017     102,604
                                             __________  __________  __________
    Total cost and expenses. . . . . . . . .  1,071,388   1,377,038   1,411,698
                                             __________  __________  __________

:hp3.EARNINGS BEFORE INCOME TAXES:ehp3.. . . . .    413,292     393,392     350,832

Provision for income taxes . . . . . . . . .    162,703     173,172     131,562
                                             __________  __________  __________
:hp3.NET EARNINGS:ehp3.. . . . . . . . . . . . . . .    250,589     220,220     219,270

Dividends . .  . . . . . . . . . . . . . . .   (295,000)   (325,000)    (50,000)
Retained earnings at January 1 . . . . . . .    711,918     816,698     647,428
                                             __________  __________  __________
Retained earnings at December 31 . . . . . .  $ 667,507  $  711,918  $  816,698
                                             ==========  ==========  ==========

The accompanying notes are an integral part of this statement.

<PAGE 16>

:hp3.
IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
:ehp3.

For the year ended December 31:

(Dollars in thousands)
                                                    1994         1993*        1992*
                                                ____________ ____________ ____________
:hp3.CASH FLOWS FROM OPERATING ACTIVITIES::ehp3.

   Net earnings . . . . . . . . . . . . . . . . $   250,589  $   220,220  $   219,270
   Adjustments to net earnings:
     Depreciation and amortization. . . . . . .     700,643      667,593      644,334
     Provision for receivable losses. . . . . .      44,097       38,017      102,604
     Change in deferred income taxes. . . . . .    (159,372)      95,112      271,728
     Increase in interest and other accruals. .     149,813       41,724       84,481
     Gross profit on equipment sales. . . . . .     (68,508)     (63,580)     (66,873)
     Gain on sale of ICIM . . . . . . . . . . .     (13,324)        -            -
     Gain on sale of financing receivables. . .        -         (21,040)        -
                                                ____________ ____________ ____________
   Cash flow provided by net earnings . . . . .     903,938      978,046    1,255,544
   Proceeds from equipment sales. . . . . . . .     625,729      840,944      743,285
   Change in due to IBM Corporation and
    affiliates. . . . . . . . . . . . . . . . .     248,802     (144,199)    (703,176)
   Change in due and deferred from receivable
    sales . . . . . . . . . . . . . . . . . . .      42,278     (245,892)        -
   Cash proceeds from settlement of litigation
    with Comdisco, Inc. . . . . . . . . . . . .      70,000         -            -
                                                ____________ ____________ ____________
Cash provided by operating activities . . . . .   1,890,747    1,428,899    1,295,653
                                                ____________ ____________ ____________

:hp3.CASH FLOWS FROM INVESTING ACTIVITIES::ehp3.

   Investment in capital leases . . . . . . . .  (1,194,559)  (1,397,459)  (1,975,981)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . .   1,206,120    1,612,983    1,418,041
   Investment in equipment on operating lease .    (464,460)    (768,118)    (818,586)
   Investment in loans receivable . . . . . . .    (496,308)    (441,939)    (651,153)
   Collection of loans receivable, net of
    interest earned . . . . . . . . . . . . . .     423,455      668,544      762,008
   Investment in working capital financing
    receivables, net of cash collected. . . . .    (714,636)    (685,651)     (48,057)
   Proceeds from sale of financing receivables.     300,000    1,350,000         -
   Collection of (investment in) loans
    receivable from affiliates, net of interest
    earned. . . . . . . . . . . . . . . . . . .     104,790     (134,762)      29,185
   Investment in Comdisco, Inc. promissory note     (20,000)        -            -
   Proceeds from sale of ICIM . . . . . . . . .      14,000         -            -
   Other changes, net . . . . . . . . . . . . .    (186,212)        (730)    (196,029)
                                                ____________ ____________ ____________
Cash (used in) provided by investing activities  (1,027,810)     202,868   (1,480,572)
                                                ____________ ____________ ____________

<F1>
The accompanying notes are an integral part of this statement.






<F2>
* Reclassified to conform with 1994 presentation.

<PAGE 17>

:hp3.
IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS                          (Continued)
:ehp3.

For the year ended December 31:

(Dollars in thousands)
                                                    1994         1993*        1992*
                                                ____________ ____________ ____________
:hp3.CASH FLOWS FROM FINANCING ACTIVITIES::ehp3.

   Proceeds from issuance of long-term debt . .     668,849    1,670,009    1,167,153
   Repayment of debt with original maturities:
    One year or more. . . . . . . . . . . . . .    (771,337)  (1,313,432)  (2,009,645)
    Within one year, net of debt issued . . . .    (461,001)  (1,652,010)   1,152,506
   Cash dividends paid to IBM Corporation . . .    (295,000)    (325,000)     (50,000)
                                                ____________ ____________ ____________
Cash (used in) provided by financing activities    (858,489)  (1,620,433)     260,014
                                                ____________ ____________ ____________

Increase in cash and cash equivalents . . . . .       4,448       11,334       75,095

Cash and cash equivalents at January 1. . . . .     609,891      598,557      523,462
                                                ____________ ____________ ____________
Cash and cash equivalents at December 31. . . . $   614,339   $  609,891  $   598,557
                                                ============ ============ ============

<F1>
:hp3.Supplemental schedule of noncash financing activities::ehp3.


During the fourth quarter of 1994, the Company issued 149 shares of capital stock, par value $1.00 per share, to IBM, in exchange for assets IBM transferred to the Company. This transaction increased stockholder's equity by $14.9 million.

<F2>  The  accompanying  notes  are  an integral part of this statement.
<F3> * Reclassified to conform with 1994 presentation.

<PAGE 18>
:HP3.
IBM CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES:
:EHP3.

Principles  of  Consolidation:    The  consolidated financial statements
include the accounts of the Company and those of its  subsidiaries  that are  more  than  50 percent owned.  Investments in partnerships in which the Company has typically a 20 percent ownership are accounted for using the equity method.

Cash and Cash Equivalents:    Time  deposits  with  original  maturities
generally  of  three  months  or  less  are  included  in  cash and cash equivalents.  Cash paid for interest was $315.9 million, $366.2  million and $504.1 million for 1994, 1993 and 1992, respectively.

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

Equipment Sales Income Recognition:   Revenue from  equipment  sales  to
existing  lessees  is  recognized  at  the  effective  date  a  purchase
provision is exercised.   Revenue  from  sales  to  parties  other  than
existing lessees is recognized when title transfers.

Allowance for Receivable Losses: The allowance for receivable losses is determined on the basis of actual collection experience and estimated future collectibility of the related assets.

Income Taxes:   The  application  of  the  intercompany  tax  allocation
agreement  (the  Agreement)  between the Company and its parent company,
IBM, was mutually clarified during the  first  quarter  of  1993.    The
Agreement  now  aligns  the settlement of federal and state tax benefits and/or  obligations  with  the  Company's  provision  for  income  taxes determined  on a separate company basis.  The Company is part of the IBM consolidated federal tax return, and files separate state tax returns in selected states.  Included in due to IBM Corporation and  affiliates  at
December  31,  1994  and  1993  is  $246.2  million  and $263.8 million,
respectively,  of  current  income  taxes  payable  as   determined   in
accordance  with  the Agreement.   Cash paid for income taxes to IBM and
states that require separate tax returns in  1994,  1993  and  1992  was
$348.3 million, $120.6 million and $7.8 million, respectively.

Futures  Contracts  and  Options:   The Company uses derivative products
solely to hedge against interest rate or currency risks associated  with
funding   its  business.     Debt  obligations  denominated  in  foreign
currencies and subject to foreign currency swap agreements are  included in  the  Consolidated Statement of Financial Position at the contractual rate of exchange in the  respective  foreign  currency  swap  agreement.
Gains  and losses on forward contracts and purchased options, designated as hedges, are deferred and included in the settlement  of  the  related transaction.






<PAGE 19>
:HP3.RELATIONSHIP WITH IBM::eHP3.

Pursuant  to  a  Support  Agreement between IBM and the Company, IBM has agreed to retain 100 percent of the voting capital stock of the Company, unless required to dispose of any or all such shares of  stock  pursuant to  a  court  decree  or order of any governmental authority that in the opinion of counsel to IBM, may not be successfully challenged.  IBM  has also  agreed  to  cause  the  Company to have a tangible net worth of at least $1.00 at all times.  The Support Agreement provides that it  shall not  be  deemed  to  constitute  a  guarantee by IBM to any party of the payment of any debt or other obligation, indebtedness  or  liability  of
the  Company.    The  Support  Agreement may not be modified, amended or
terminated while there is outstanding any debt of  the  Company,  unless all holders of such debt have consented in writing.

Pursuant   to   an   operating   agreement,   IBM  provides  collection,
administration and other services and products for the  Company  and  is reimbursed  for the cost of these services and products.  The Company is compensated for services performed for IBM, primarily for management  of
IBM's  state and local government installment receivables portfolio, the fees for which are reflected in other income.  Additionally, the Company is compensated  for  the  tax  benefits  resulting  from  tax  deferrals generated through January 1, 1993, by leasing transactions, and the fees are included in other income.

The   operating  agreement  with  IBM  also  provides  that  installment receivables, which include finance charges,  may  be  purchased  by  the
Company  at  a mutually agreed-upon price.  The Company is reimbursed by
IBM for any price adjustments and concessions that reduce the amount  of
receivables   previously  purchased  by  the  Company.    The  operating
agreement with IBM also provides that IBM will offer term leases of  the
Company  to  creditworthy  potential lessees.   IBM's sales price of the
equipment to the Company will typically be at the purchase price payable by the lessee, unless  the  Company  is  participating  in  IBM  product promotions.

The  Company also has an agreement with IBM that provides that losses on receivables arising from purchases of IBM equipment by IBM  and  Lexmark dealers  and  remarketers  in  excess  of  2.25  percent  of the average aggregate monthly  receivables  balance  for  any  given  year  will  be
reimbursed  to  the  Company  by IBM.   The Company has not received any
payments to date from IBM as a result of this agreement.

The Company has a liquidity agreement with IBM International Financing, N.V. (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this agreement, the Company entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF.
The Company has neither received nor made any advances with respect to these agreements at December 31, 1994.

<PAGE 20>
:HP3.RELATIONSHIP WITH IBM (Continued)::eHP3.

From time to time, the Company will either borrow funds from or lend funds to IBM and its affiliates, at prevailing interest rates.

During the fourth quarter of 1994, the Company  and  IBM  signed  master loan  agreements providing additional funding flexibility to each other.
These agreements allow for short-term  (up  to  270-day)  funding,  made available at market terms and conditions, upon the request of either the
Company  or  IBM.    The  purpose  of these agreements is to finance the
borrower's assets, for working capital or for  other  general  corporate
purposes.    There were no borrowings outstanding under these agreements at December 31, 1994.




<PAGE 21>
:hp3.NET INVESTMENT IN CAPITAL LEASES::EHP3.

The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

Direct  financing leases consist principally of IBM information handling equipment with terms generally from three to five years.  The components of the net investment in direct financing leases at  December  31,  1994 and 1993, are as follows:


(Dollars in thousands)
                                                1994         1993
                                             ___________  ___________
Minimum lease payments receivable . . . .    $3,735,154   $4,500,304
Estimated unguaranteed residual values. .       287,511      366,356
Deferred initial direct costs . . . . . .        30,076       30,932
Unearned income . . . . . . . . . . . . .      (547,685)    (622,410)
Allowance for receivable losses . . . . .       (24,389)     (47,398)
                                             ___________  ___________
                                             $3,480,667   $4,227,784
                                             ===========  ===========

The  scheduled  maturities  of  minimum  lease  payments  outstanding at
December 31, 1994, expressed as  a  percentage  of  the  total,  are  as follows:
                                                        1994
                                                       ______
Due within 12 months. . . . . . . . . . . . . . . .     46.0%
13 to 24 months . . . . . . . . . . . . . . . . . .     33.0
25 to 36 months . . . . . . . . . . . . . . . . . .     14.2
37 to 48 months . . . . . . . . . . . . . . . . . .      6.0
After 48 months . . . . . . . . . . . . . . . . . .      0.8
                                                       ______
                                                       100.0%
                                                       ======

The following is a reconciliation of the direct financing lease allowance for receivable losses:

(Dollars in thousands)
                                            1994       1993       1992
                                          _________  _________  _________
Beginning of year. . . . . . . . . . . .  $ 47,398   $ 74,548   $ 42,089
Additions  . . . . . . . . . . . . . . .    32,395     24,793     66,665
Accounts written off (net of recoveries)   (54,610)   (45,336)   (34,206)
Transfers to allowance for losses
    on receivables sold  . . . . . . . .      (794)    (6,607)      -
                                          _________  _________  _________
End of year. . . . . . . . . . . . . . .  $ 24,389   $ 47,398   $ 74,548
                                          =========  =========  =========


Included in the net investment in capital leases is $252.8 million and $335.0 million of seller interest at December 31, 1994 and 1993, respectively, relating to the securitization of such leases.

<PAGE 22>
:hp3.NET INVESTMENT IN CAPITAL LEASES (Continued)::EHP3.

Leveraged  lease  investments  include  coal-fired  electric  generating
facilities,  commercial  aircraft   and   other   non-IBM   manufactured
equipment.    Leveraged leases have remaining terms ranging from four to twenty-four years.  The components of the net  investment  in  leveraged leases at December 31, 1994 and 1993, are as follows:

(Dollars in thousands)

                                                1994         1993
                                             __________   __________
Net rents receivable. . . . . . . . . .      $ 269,649    $ 273,183
Estimated unguaranteed residual values.         40,752       40,752
Unearned and deferred income. . . . . .        (95,926)     (97,222)
Allowance for losses. . . . . . . . . .         (7,171)      (7,240)
                                             __________   __________
Investment in leveraged leases. . . . .        207,304      209,473
Less:  Deferred income taxes. . . . . .       (227,096)    (234,805)
                                             __________   __________
Net investment in leveraged leases. . .      $ (19,792)   $ (25,332)
                                             ==========   ==========


:HP3.EQUIPMENT ON OPERATING LEASE::EHP3.

Operating   leases  consist  principally  of  IBM  information  handling
equipment with terms generally from two to four years.   The  components
of  equipment  on  operating lease at December 31, 1994 and 1993, are as follows:

(Dollars in thousands)
                                               1994          1993
                                           ____________  ____________
Cost. . . . . . . . . . . . . . . . . . .  $ 3,135,364   $ 2,853,672
Accumulated depreciation. . . . . . . . .   (1,562,122)   (1,100,551)
                                           ____________  ____________
                                           $ 1,573,242   $ 1,753,121
                                           ============  ============


Minimum future rentals were approximately $1,494.6 million  at  December
31,  1994.    The  scheduled maturities of the minimum future rentals at
December 31, 1994, expressed as  a  percentage  of  the  total,  are  as follows:

                                                        1994
                                                       ______
Due within 12 months. . . . . . . . . . . . . . . .     37.1%
13 to 24 months . . . . . . . . . . . . . . . . . .     29.4
25 to 36 months . . . . . . . . . . . . . . . . . .     20.4
37 to 48 months . . . . . . . . . . . . . . . . . .      9.3
After 48 months . . . . . . . . . . . . . . . . . .      3.8
                                                       ______
                                                       100.0%
                                                       ======

<PAGE 23>
:HP3.LOANS RECEIVABLE::EHP3.

Loans  receivable  include installment receivables which are principally financings of customer purchases of IBM information  handling  products.
Also  included  are  other financings, comprising primarily IBM software and services. The components of loans receivable at  December  31,  1994 and 1993, are as follows:

(Dollars in thousands)
                                            1994         1993
                                        ___________  ___________
Loans receivable . . . . . . . . . .    $1,257,434   $1,255,557
Unearned income. . . . . . . . . . .      (145,150)    (160,189)
Allowance for receivable losses. . .       (41,665)     (57,504)
                                        ___________  ___________
                                        $1,070,619   $1,037,864
                                        ===========  ===========

The scheduled maturities of loans receivable outstanding at December 31, 1994, expressed as a percentage of the total, are as follows:

                                                        1994
                                                       ______
Due within 12 months . . . . . . . . . . . . . . .      41.4%
13 to 24 months. . . . . . . . . . . . . . . . . .      32.1
25 to 36 months. . . . . . . . . . . . . . . . . .      18.0
37 to 48 months. . . . . . . . . . . . . . . . . .       6.6
49 to 60 months. . . . . . . . . . . . . . . . . .       1.9
                                                       ______
                                                       100.0%
                                                       ======

The following is a reconciliation of the loans receivable allowance for receivable losses:

(Dollars in thousands)
                                           1994       1993       1992
                                         _________  _________  _________
Beginning of year. . . . . . . . . . . . $ 57,504   $ 69,971   $ 59,031
Additions. . . . . . . . . . . . . . . .    1,500     13,460     34,634
Accounts written off (net of recoveries)  (17,862)   (16,585)   (23,694)
Transfers from (to) allowance for
     losses on receivables sold. . . . .      523     (9,342)      -
                                         _________  _________  _________
End of year. . . . . . . . . . . . . . . $ 41,665   $ 57,504   $ 69,971
                                         =========  =========  =========

Included in loans receivable is  $65.7  million  and  $94.9  million  at
December 31, 1994 and 1993, respectively, that is due from the Company's term  lease partnerships.  Such loans are secured by the general pool of leases in the partnerships.  Also included in loans receivable is  $36.6 million  and  $37.5  million of seller interest at December 31, 1994 and
1993, respectively, relating to the securitization of such loans.

<PAGE 24>
:HP3.WORKING CAPITAL FINANCING RECEIVABLES::EHP3.

Working  capital  financing  receivables  arise  primarily  from secured inventory and accounts receivable financing for IBM and Lexmark  dealers and  remarketers  and  for  information  technology resellers of non-IBM products.  Inventory financing includes the financing of the purchase by
these dealers and remarketers of information handling  products.    With
the  growth of the Company's working capital financing business in 1994, the concentration of such  financings  for  certain  large  dealers  and
remarketers   of   information   industry   products   has  become  more
significant.    As  previously  discussed  in  the  note  on  page   19,
Relationship  with  IBM, the Company is partially indemnified for losses on working capital financing receivables arising from purchases  of  IBM equipment by IBM and Lexmark dealers and remarketers.

Payment terms for inventory-secured financing average 45 days.  Accounts receivable financing includes the financing of trade accounts receivable
for   these  dealers  and  remarketers.    Payment  terms  for  accounts
receivable secured financing typically range from 30 days to  180  days.
The  components of working capital financing receivables at December 31,
1994 and 1993, are as follows:

(Dollars in thousands)
                                           1994         1993
                                        ___________  ___________
Working capital financing receivables   $2,151,284   $1,440,079
Allowance for receivable losses . . .      (16,264)     (14,298)
                                        ___________  ___________
                                        $2,135,020   $1,425,781
                                        ===========  ===========

The following is a reconciliation of the working capital financing receivables allowance for receivable losses:

(Dollars in thousands)
                                           1994      1993       1992
                                         ________  ________   ________
Beginning of year. . . . . . . . . . . . $14,298   $ 8,972    $ 7,914
Additions. . . . . . . . . . . . . . . .   5,574     6,528      2,866
Accounts written off (net of recoveries)  (2,992)   (1,202)    (1,808)
Transfers to allowance for losses
     on receivables sold . . . . . . . .    (616)     -          -
                                         ________  ________   ________
End of year. . . . . . . . . . . . . . . $16,264   $14,298    $ 8,972
                                         ========  ========   ========

Included in working capital financing receivables is $662.2 million and $381.2 million of seller interest at December 31, 1994 and 1993, respectively, relating to the securitization of such receivables.
Additionally, the Company has $861.0 million of approved but unused working capital financing credit lines available to customers at December 31, 1994.


<PAGE 25>

:hp3.INVESTMENTS AND OTHER ASSETS::EHP3.

The components of investments and other assets at December 31, 1994 and 1993, are as follows:

(Dollars in thousands)
                                                   1994        1993
                                                 ________    ________
Receivables from customers  . . . . . . . . .    $148,884    $184,664
Receivables from affiliates . . . . . . . . .      96,958     207,668
Remarketing inventory . . . . . . . . . . . .      72,973      92,681
Investments in partnerships . . . . . . . . .       3,873       8,158
Note receivable from Comdisco, Inc. . . . . .      20,000        -
Other assets  . . . . . . . . . . . . . . . .      40,222      38,566
                                                 ________    ________
                                                 $382,910    $531,737
                                                 ========    ========


Pursuant to the settlement agreement reached  among  IBM,  the  Company, certain  partnerships  in  which  the Company is the general partner and
Comdisco, Inc. (Comdisco) during 1994, Comdisco delivered $70.0  million in  cash  to the Company, $20.0 million of which the Company loaned back to Comdisco in exchange for an interest-bearing convertible subordinated
promissory note (the note).   The note was  repaid  on  March  1,  1995.
Refer to the note on page 34, Litigation Settlement, for details.

At  December  31,  1994,  included  in  other  assets is $2.9 million on deposit in restricted accounts, held as security deposits received  from
customers.    Also included in other assets at December 31, 1994 is $6.9 million of deposits  in  restricted  accounts  for  purposes  of  credit enhancement.  The Company, as servicer, deposited the cash in connection with  certain  tax-exempt grantor trusts comprised of pools of IBM state
and local government installment  receivables.    The  trustee  of  each
grantor  trust  is  entitled  to draw upon the amounts in the restricted accounts, in the event  of  nonperformance,  defaults  or  other  losses relating to such installment receivables.

<PAGE 26>
:hp3.DUE AND DEFERRED FROM RECEIVABLE SALES::EHP3.

The  Company began selling financing receivables to investors subject to
limited recourse provisions during the fourth  quarter  of  1993.    The
Company's   interest   in  excess  servicing  cash  flows,  subordinated
interests in  trusts,  cash  deposits  and  other  related  amounts  are
restricted  assets  and  subject  to  limited recourse provisions.   The
following summarizes the amounts  included  in  due  and  deferred  from receivable sales at December 31, 1994 and 1993:

(Dollars in thousands)
                                           1994        1993
                                         _________   _________
Excess servicing. . . . . . . . . . . .  $  6,847    $ 26,355
Subordinated interests in trusts. . . .   159,020     172,970
Receivables from investors. . . . . . .    34,068      45,786
Cash deposits held by trustee . . . . .    19,394      16,730
Less:  Allowance for estimated credit
       losses on receivables sold . . .   (15,715)    (15,949)
                                         _________   _________
                                         $203,614    $245,892
                                         =========   =========

The   securitization   and   sale  of  financing  receivables  generally
accelerates the recognition of income and can result in a gain  or  loss in  the period in which the sale occurs.  Provisions for expected credit losses are provided during the periods in  which  the  receivables  were originated, and, as such, the gain or loss is not usually required to be adjusted  for expected credit losses.  The Company's 1994 securitization and sale of  $300.0  million  of  capital  lease  and  loan  receivables resulted  in  no material gain or loss.  For the year ended December 31,
1993, the gain on  the  securitization  and  sale  of  $1.4  billion  of financing receivables amounted to $21.0 million and is included in other income.  The provision for credit losses relating to such sales amounted to  $4.8 million and $16.4 million for the years ended December 31, 1994 and 1993, respectively.

At December 31, 1994, the Company, as servicer, is contingently liable for up to $8.1 million in the event of nonperformance, defaults or other losses relating to the outstanding pool balance at December 31, 1994, of IBM state and local government installment receivables securitized and sold. Adequate reserves exist to cover potential losses.


<PAGE 27>

:hp3.SHORT-TERM DEBT::EHP3.

The components of short-term debt at December 31, 1994 and 1993, are as follows:

(Dollars in thousands)                             1994         1993
                                                __________   __________
Commercial paper. . . . . . . . . . . . . . .   $2,256,879   $1,641,473
Current maturities of long-term debt. . . . .    1,343,101    1,399,687
IBM Money Market Account notes. . . . . . . .         -         359,874
Other short-term debt . . . . . . . . . . . .      755,058      826,690
                                                __________   __________
                                                $4,355,038   $4,227,724
                                                ==========   ==========

The weighted average interest rates on commercial paper  outstanding  at
December   31,  1994  and  1993,  were  4.8  percent  and  4.2  percent, respectively.  The weighted average interest rate on  IBM  Money  Market
Account notes outstanding at December 31, 1993 was 3.1 percent.  The IBM
Money  Market Account notes were redeemed in connection with the sale of
IBM Credit Investment Management Corporation.  Refer to the note on page
34, Sale of IBM Credit Investment Management Corporation,  for  details.
The weighted average interest rates on other short-term debt outstanding at  December  31,  1994  and  1993,  were  6.5  percent and 3.7 percent,
respectively.   Other short-term debt primarily  includes  notes  having
maturities  between nine and twelve months offered through the Company's medium-term note program.


:hp3.LONG-TERM DEBT::EHP3.

The components of long-term debt at December 31, 1994 and 1993, are as follows:

(Dollars in thousands)                         1994        1993
                                            ___________ __________
Medium-term notes with original maturities
 ranging from 1995 to 2008, with rates
 averaging 5.6% in 1994 and 5.3% in 1993. . $2,703,755  $2,778,277
IBM Corporation due November 1997 . . . . .    125,000        -
7.2% notes due February 1994. . . . . . . .       -        300,000
6.125% notes due November 1994. . . . . . .       -        500,000
Other debt. . . . . . . . . . . . . . . . .     99,000      99,000
                                            ___________ __________
                                             2,927,755   3,677,277
Net unamortized (discounts)/premiums. . . .       (832)      2,206
                                            ___________ __________
                                             2,926,923   3,679,483
Less:  Current maturities. . . . . . . . .   1,343,101   1,399,687
                                            ___________ __________
                                            $1,583,822  $2,279,796
                                            =========== ==========

On November 1, 1994, the Company borrowed $125.0 million from IBM at market terms and conditions. The loan matures on November 1, 1997.

Discounts and premiums have the effect of modifying the stated rate of interest on long-term debt offerings.

<PAGE 28>
:hp3.LONG-TERM DEBT (Continued)::EHP3.

Annual maturity of long-term debt at December 31, 1994, is as follows:

(Dollars in thousands)

1995 . . . . . . . . . . . . . . . . . . . $1,343,101
1996 . . . . . . . . . . . . . . . . . . .    653,855
1997 . . . . . . . . . . . . . . . . . . .    343,900
1998 . . . . . . . . . . . . . . . . . . .    470,624
1999 . . . . . . . . . . . . . . . . . . .     75,275
2000 and thereafter  . . . . . . . . . . .     41,000
                                           __________
                                           $2,927,755
                                           ==========


:HP3.RATIO OF EARNINGS TO FIXED CHARGES::EHP3.

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 2.34,
2.07 and 1.78 for the years ended December 31, 1994, 1993 and 1992, respectively.


:HP3.RELATED COMPANY TRANSACTIONS::EHP3.

IBM charged the Company $67.2 million, $97.8 million and $94.0 million in 1994, 1993 and 1992, respectively, representing costs for various loans receivable and lease services, employee benefit plans, facilities rental and staff support.

The Company has received compensation for services and benefits provided
to  IBM.   The fees received relate to the management of IBM's portfolio of state  and  local  government  installment  receivables  and  to  tax benefits  produced  by the Company relating to leasing transactions that originated on or before January 1, 1993.  The latter fees are  based  on potential  savings  recognized  by  IBM  as  a result of the deferral of income taxes and are calculated at  prevailing  market  interest  rates.
The  Company  received  fees  of  $50.8 million, $65.9 million and $89.0 million in 1994, 1993 and 1992, respectively,  for  these  services  and benefits,  that  are included in other income.  These fees are primarily for the management of IBM's portfolio  of  state  and  local  government installment receivables.

Due to IBM Corporation and affiliates includes current income taxes payable, as well as amounts for software, services, purchases of receivables and purchases of equipment for term leases, typically with terms comparable to those offered to other IBM customers, unless otherwise agreed. At December 31, 1994 and 1993, due to IBM Corporation and affiliates was $1,493.4 million and $1,259.5 million, respectively.

Interest  income  of  $8.7  million,  $4.5  million and $6.0 million was earned from loans  to  IBM  and  affiliates  in  1994,  1993  and  1992,
respectively.    Interest expense of $8.5 million, $2.8 million and $2.6
million was incurred on loans from IBM and affiliates during 1994,  1993 and 1992, respectively.

<PAGE 29>
:HP3.RELATED COMPANY TRANSACTIONS (Continued)::EHP3.

The  Company provides capital equipment financing at market rates to IBM and affiliated companies for both IBM and non-IBM products.  The Company originated $155.0 million and $456.4 million of  such  financing  during
1994   and   1993,  respectively.    At  December  31,  1994  and  1993,
approximately $927.2 million and $1,100.0 million, respectively, of such
financings were included in the lease and  loan  portfolio.    Of  these
amounts,  $752.1  million  and  $826.4  million  were  included  in  the
Company's operating lease portfolio  at  December  31,  1994  and  1993,
respectively.    The  income  earned  from  operating  leases to IBM and
affiliated companies, net of depreciation expense, was $53.3 million and
$44.4 million in 1994 and 1993, respectively.

The  Company  entered  into  a  financing  agreement  in  1989  with   a
partnership  in  which  IBM is an equity partner. The Company guaranteed the interest and principal obligation of the commercial paper issued  by the partnership for a fee. The agreement was terminated in 1994.


:HP3.PROVISION FOR INCOME TAXES::EHP3.

The components of the provision for income taxes are as follows:

(Dollars in thousands)
                                  1994          1993         1992
                                __________   __________   __________
Federal:
   Current . . . . . . . . .    $ 271,304    $  30,612    $(137,455)
   Deferred. . . . . . . . .     (136,766)     116,494      245,071
                                __________   __________   __________
                                  134,538      147,106      107,616
                                __________   __________   __________
State and local:
   Current . . . . . . . . .       53,996       47,353      (18,853)
   Deferred. . . . . . . . .      (25,831)     (21,287)      42,799
                                __________   __________   __________
                                   28,165       26,066       23,946
                                __________   __________   __________
   Total provision . . . . .     $162,703     $173,172     $131,562
                                ==========   ==========   ==========

<PAGE 30>
:HP3.PROVISION FOR INCOME TAXES (Continued)::EHP3.

The  Company  implemented SFAS 109 in 1992.  This statement replaced the previous accounting standard  for  income  taxes,  SFAS  96,  which  the
Company  adopted  in 1988.  Both SFAS 96 and SFAS 109 require the use of
the liability method for recording deferred taxes.   The  implementation
of  SFAS  109  had no impact on the Company's financial statements other than to require the disclosure of the significant components of deferred taxes, which are as follows at December 31, 1994 and 1993:


  (Dollars in thousands)                            1994         1993
                                                 __________   __________
  Deferred tax assets (liabilities):

     Provision for receivable losses             $  48,107    $  85,174
     Federal benefit for state and local taxes      21,161       21,722
     Lease income and depreciation                (727,389)    (923,624)
     Other                                           6,210        5,445
                                                 __________   __________
  Deferred income taxes                          $(651,911)   $(811,283)
                                                 ==========   ==========

The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:

                                         1994       1993     1992
                                        ______     ______   ______
Federal statutory rate. . . . . . . .    35.0%      35.0%    34.0%
Federal tax rate increase (1) . . . .      -         5.1       -
State and local taxes, net of
    federal tax benefits . . . . . .      4.5        4.2      4.6
Other, net . . . . . . . . . . . . .     (0.1)      (0.3)    (1.1)
                                        ______     ______   ______
Effective income tax rate . . . . .      39.4%      44.0%    37.5%
                                        ======     ======   ======


(1)  On  August  10, 1993, the Omnibus Budget Reconciliation Act of 1993
(the Act) was enacted.  The Act increased the U.S. corporate income  tax rate  from  34  percent  to  35 percent, retroactive to January 1, 1993.
SFAS 109, "Accounting  for  Income  Taxes,"  requires  that  the  income effects  on  deferred  taxes  of  enacted  changes in tax laws are to be
recognized in the period of  enactment.    Consequently,  the  Company's
deferred  income  tax  liability  at  December 31, 1993, was adjusted to reflect the  new  tax  rate,  and  federal  tax  expense  for  1993  was calculated using the new rate.

<PAGE 31>

:HP3.DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF:EHP3
:HP3.FINANCIAL INSTRUMENTS::EHP3.

The Company uses derivative products, particularly interest rate swaps, to lower costs of funding its business, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. The Company enters into derivatives solely for hedging purposes. The Company does not enter into derivative instrument transactions for trading or other speculative purposes.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Swap contracts are principally between one and five years in duration. The Company enters into currency exchange agreements to hedge debt denominated in foreign currencies. The term of the currency derivatives is generally less than five years. The purpose of the Company's foreign currency hedging activities is to protect itself from the risk that the eventual dollar net cash outflows will be affected by changes in exchange rates. The Company routinely evaluates existing and potential counterparty credit exposures associated with such derivative transactions to ensure that these exposures remain within credit guidelines.

The  Company  does  not  anticipate  any  material adverse effect on its financial position resulting from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties.  The notional value of derivative instruments held at  year  end,  which  provides  an
indication   of   the  extent  of  the  Company's  involvement  in  such
instruments but does not represent its exposure to market risk,  was  as follows:

(Dollars in thousands)
                                    December 31, 1994  December 31, 1993*
                                    _________________  _________________

Currency related agreements            $  192,787         $  191,552
Interest rate related agreements       $2,119,500         $1,911,500


* Restated to conform with 1994 disclosure.


<PAGE 32>
:HP3.DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF:EHP3
:HP3.FINANCIAL INSTRUMENTS (Continued)::EHP3.

Fair value is a very subjective and imprecise measurement that is based on numerous estimates and assumptions that require substantial judgment and may be valid only at a particular point in time. As such, fair value can represent only a very general approximation of possible value that may never actually be realized.

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

Investments  and  other assets:  The convertible subordinated promissory note from Comdisco and certain equity securities are  included  in  this
category.     For  these  financial  instruments,  the  carrying  amount approximates fair value.

Short-term debt: For the majority of these instruments, the carrying amount approximates fair value due to their short maturity.

Long-term debt and current maturities of long-term debt: The fair value of these instruments is based on replacement cost or quoted market prices for the same issues. Replacement cost is the cost to issue a similar instrument with similar maturity and credit risk.

Interest rate related and currency related agreements: The fair value of these instruments has been estimated as the amount the Company would receive or pay to terminate the agreements, taking into consideration current interest and currency exchange rates.

Financial guarantees:    The  fair  value  of  financial  guarantees  is
estimated as the amounts that would be paid if the Company had to settle the obligations.

<PAGE 33>
:HP3.DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF:EHP3.
:HP3.FINANCIAL INSTRUMENTS (Continued)::EHP3.

The following table summarizes the carrying amount and the estimated fair value of all of the Company's financial instruments, derivative and non-derivative, both on and off the balance sheet:

(Dollars in thousands)                       Carrying          Estimated
                                             Amount            Fair Value
:hp3.At December 31, 1994::ehp3.                      __________        ___________

 Cash and cash equivalents                  $  614,339        $  614,339
 Loans receivable                            1,070,619         1,071,513
 Working capital financing receivables       2,135,020         2,135,020
 Due and deferred from receivable sales        203,614           203,614
 Investments and other assets                   28,521            28,521
 Short-term debt (excluding current
   maturities of long-term debt)             3,011,937         3,011,429
 Long-term debt and current
   maturities of long-term debt              2,926,923         2,793,598
:hp3.Derivatives::ehp3.
 Off-Balance-Sheet:
     Currency related --
        Assets                                    -               13,110
        Liabilities                               -               69,632
     Interest rate related --
        Assets                                    -               18,514
        Liabilities                               -               13,235
 On-Balance-Sheet:
     Currency related --
        Assets                                  11,511            10,169
        Liabilities                              9,923             8,659
:hp3.Financial guarantees:ehp3.                              -               17,576


:hp3.At December 31, 1993*::ehp3.

 Cash and cash equivalents                     609,891           609,891
 Loans receivable                            1,037,864         1,122,139
 Working capital financing receivables       1,425,781         1,425,781
 Due and deferred from receivable sales        245,892           245,892
 Short-term debt (excluding current
   maturities of long-term debt)             2,828,037         2,828,594
 Long-term debt and current
   maturities of long-term debt              3,679,483         3,665,268
:hp3.Derivatives::ehp3.
 Off-Balance-Sheet:
     Currency related --
        Liabilities                               -               50,551
     Interest rate related --
        Assets                                    -                4,220
        Liabilities                               -               10,749
 On-Balance-Sheet:
     Currency related --
        Assets                                  22,668            15,970
        Liabilities                             19,846            13,290
:hp3.Financial guarantees:ehp3.                              -               18,382

*Restated to conform with 1994 disclosure.

<PAGE 34>
:HP3.LITIGATION SETTLEMENT::EHP3.

Effective August 26, 1994, IBM, the Company, certain partnerships in which the Company is the general partner and Comdisco settled all outstanding litigation between the parties. Pursuant to the settlement agreement, on August 30, 1994, Comdisco delivered $70.0 million in cash proceeds to the Company, $20.0 million of which the Company loaned back to Comdisco in exchange for an interest-bearing convertible subordinated promissory note (the note). The note was repaid on March 1, 1995. As a result of reaching this settlement agreement, the Company recognized a pretax gain, net of directly related expenses, of $46.0 million. This amount was included in other income on the Consolidated Statement of Earnings and Retained Earnings for the year ended December 31, 1994.
The outstanding balance of the note was included in investments and other assets on the Consolidated Statement of Financial Position at December 31, 1994.

IBM and the Company had filed cases charging that assets owned by the Company were illegally misappropriated by Comdisco, and that Comdisco violated the Lanham Act by manufacturing computer systems memory and marketing it as genuine IBM memory, eligible for IBM maintenance agreement service.

Under the terms of the settlement  agreement,  Comdisco  has  agreed  to label  altered  memory  and  other  parts as not being IBM parts, and to disclose  to  customers  that  such  parts  are  not  eligible  for  IBM
maintenance  agreement  service.   Comdisco also has agreed that it will
not lease, sublease, relocate or sell  the  Company's  property  without prior written consent.

:hp3.SALE OF IBM CREDIT INVESTMENT MANAGEMENT CORPORATION::ehp3.

During  the  second  quarter of 1994, a Fleet Financial Group subsidiary purchased 100 percent of the stock of IBM Credit  Investment  Management
Corporation  (ICIM),  a  wholly  owned subsidiary of the Company.   ICIM
provided investment management and administrative services for  the  IBM
Mutual Funds.  As a result of this sale, the Company recognized a pretax
gain  of  $13.3  million,  which  was  included  in  other  income.   In
connection with the sale of ICIM, the IBM  Money  Market  Account  notes were  redeemed  in  early July 1994.  The IBM Money Market Account notes were a source of short-term funding for the Company.

:hp3.SUBSEQUENT EVENT::EHP3.

On February 8,  1995,  the  Company  acquired  all  of  the  issued  and
outstanding   stock   of  Chrysler  Systems  Inc.  and  certain  of  its
affiliates.  The acquisition, funded by the Company's cash on  hand  and borrowings,  was consummated pursuant to a share purchase agreement with
certain Chrysler Corporation subsidiaries.    The  acquisition  will  be
accounted  for as a purchase.  IBM CS Systems, Inc., as the company will be known, buys, sells and leases data processing equipment, and provides related technology management services such as equipment procurement and asset management.

On January 31, 1995, the Company's Board of Directors  declared  a  $145 million dividend, payable to IBM on February 28, 1995.

<PAGE 35>
:hp3.SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited):ehp3.

(Dollars in thousands)


                   Finance                        Gross Profit
                  and Other  Interest  Equipment  on Equipment    Net
                   Income    Expense     Sales        Sales     Earnings
                 ___________ ________  _________  ____________  ________
1994
____

First Quarter . .$  360,134  $ 75,425  $150,530     $12,444     $ 59,061
Second Quarter. .   383,020*   76,442   161,320      15,880       66,370
Third Quarter . .   423,387*   75,634   193,211      29,715       78,009
Fourth Quarter. .   318,139    78,624   120,668      10,469       47,149
                 ___________ ________  ________     _______     ________
                 $1,484,680  $306,125  $625,729     $68,508     $250,589
                 =========== ========  ========     =======     ========


1993
____

First Quarter . .$  405,657  $ 93,931  $164,746     $16,603     $ 58,251
Second Quarter. .   382,620    91,576   150,109      15,454       50,590
Third Quarter . .   460,029    94,237   222,122       7,486       37,706
Fourth Quarter. .   522,124    85,931   303,967      24,037       73,673
                 ___________ ________  ________     _______     ________
                 $1,770,430  $365,675  $840,944     $63,580     $220,220
                 =========== ========  ========     =======     ========


* During the second quarter of 1994, the Company recognized a pretax gain of $13.3 million from the sale of IBM Credit Investment
  Management Corporation. As a result of the litigation settlement reached with Comdisco, Inc. during the third quarter of 1994, the Company recognized a pretax gain, net of directly related expenses, of $46.0 million. These amounts are included in other income.

<PAGE 36>




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


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K:

     (a)  The following documents are filed as part of this report:

          1.   Consolidated Financial Statements
               included in Part II of this report:

               Report of Independent Accountants (page 13).

               Consolidated Statement of Financial Position at December
               31, 1994 and 1993 (page 14).

               Consolidated Statement of Earnings and Retained Earnings for the years ended December 31, 1994, 1993 and 1992
               (page 15).

               Consolidated Statement of Cash Flows for the years ended
               December 31, 1994, 1993 and 1992 (pages 16 through 17).

               Notes to Consolidated Financial Statements (pages 18 through 35).





<PAGE 37>
        2.  Financial statement schedules required to be filed by
            Item 8 of this Form 10-K:

             Schedules are omitted because of the absence of the conditions under which they are required or because the information is disclosed in the financial statements or the notes thereto.

        3.   Exhibits required to be filed by Item 601 of Regulation
             S-K:

             Included in this Form 10-K:

             Exhibit
             Number
             _______


             I. Agreement to furnish information defining the rights of debt holders

             II.  Statement re computation of ratios

             III. Consent of experts and counsel

             IV.  Financial Data Schedule

             Not included in this Form 10-K:

             The Certificate of Incorporation of IBM Credit Corporation is filed pursuant to quarterly report on Form 10Q for the quarterly period ended June 30, 1993, on August 10, 1993, and is hereby incorporated by reference.

             The By-Laws of IBM Credit Corporation are filed pursuant to quarterly report on Form 10Q for the quarterly period ended September 30, 1993, on November 10, 1993, and are hereby incorporated by reference.

             The Support Agreement dated as of April 15, 1981, between the Company and IBM is filed with Form SE dated March 26, 1987, and is hereby incorporated by reference.

             Powers of Attorney of John J. Higgins, Ed Zschau,
             William J. Filip, Bruce L. Claflin and William M. Zeitler.

    (b)  Reports on Form 8-K:

             A report on Form 8-K was filed on November 17, 1994, consisting of an Item 7 event, filing an exhibit that consisted of an additional amendment to the Agency
             Agreement dated March 13, 1992, as amended.

<PAGE 38>
[SIGNATURE]
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IBM CREDIT CORPORATION
                                  (Registrant)

                             By:  /s/James J. Forese
                                  __________________
                                  (James J. Forese)
                                   Chairman
Date:  March 15, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 1995.

Signature                            Title
_________                            _____

_/s/James J. Forese _________
_____________________________
(James J. Forese)*                   Chairman

_/s/Allison R. Schleicher____
_____________________________
(Allison R. Schleicher)              Vice President, Finance
                                     and Chief Financial Officer
_/s/Nancy E. Cooper__________
_____________________________
(Nancy E. Cooper)                    Controller and Treasurer


John J. Higgins*                     Director }
                                              }              /s/Allison R. Schleicher
Ed Zschau*                           Director }          By: ________________________
                                              }             (Allison R. Schleicher)
William J. Filip*                    Director }              Attorney-in-fact
                                              }
Bruce L. Claflin*                    Director }
                                              }
William M. Zeitler*                  Director }


 * A majority of the Board of Directors


<PAGE 39>
                             EXHIBIT INDEX
                             _____________


Reference Number                                                Exhibit Number
per Item 601 of                                                    in This
Regulation S-K          Description of Exhibits                   Form 10-K
________________        _______________________                 _____________

    (3)            Certificate of Incorporation and By-Laws

                   The Certificate of Incorporation of IBM
                   Credit Corporation is filed pursuant to Form
                   10Q for the quarterly period ended June 30, 1993, on August 10, 1993, and is hereby incorporated by reference.

                   The By-Laws of IBM Credit Corporation are filed pursuant to quarterly report on Form 10Q for the quarterly period ended September 30, 1993, on November 10, 1993, and are hereby incorporated by reference.

    (4) (a) Instruments defining the rights of security holders

                   An agreement to furnish to the Securities            I
                   and Exchange Commission, on request, a copy
                   of instruments defining the rights of debt
                   holders.

    (4) (b) Indenture dated as of January 15, 1989, filed electronically as Exhibit No. 4 to Amendment
                   No. 1 to Form S-3 on April 3, 1989, and is hereby incorporated by reference.

    (9)            Voting trust agreement                             Not
                                                                      applicable
    (10)           Material contracts

                   The Support Agreement dated as of
                   April 15, 1981, between the Company and IBM is filed with Form SE dated March 26, 1987, and is hereby incorporated by reference.

<PAGE 40>

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

      (11)        Statement re computation of per share          Not
                  earnings                                       applicable

      (12)        Statement re computation of ratios             II

      (18)        Letter re change in accounting principles      Not
                                                                 applicable

      (21)        Subsidiaries of the registrant                 Omitted

      (22)        Published report regarding matters             Not
                  submitted to vote of security holders          applicable

      (23)        Consent of experts and counsel                 III

      (24) (a) Power of attorney of John J. Higgins is filed on Form SE dated April 16, 1991, and is hereby incorporated by reference.

      (24) (b)    Power of attorney of Ed Zschau is filed
                  electronically with Form S-3 on October 27,
                  1994, and is hereby incorporated by reference.

      (24) (c) Power of attorney of William J. Filip is filed electronically with Form S-3 on October 27,
                  1994, and is hereby incorporated by reference.

      (24) (d) Power of attorney of Bruce L. Claflin is filed electronically with Form S-3 on October 27,
                  1994, and is hereby incorporated by reference.

      (24) (e) Power of attorney of William M. Zeitler is filed electronically with Form S-3 on October 27, 1994, and is hereby incorporated by reference.

      (27)        Financial data schedule                        IV

      (28)        Information from reports furnished to          Not
                  state insurance regulatory authorities         applicable

      (99)        Additional exhibits                            Not
                                                                 applicable


