Form 10-Q
period 1995-03-31
IBM CREDIT CORP
filed 1995-05-11
CIK 353524

<PAGE 1>
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              F O R M  1 0 - Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED
                               MARCH 31, 1995

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








As of May 1, 1995, 899 shares of capital stock, par value $1.00 per share, were outstanding and held by International Business Machines Corporation. Aggregate market value of voting stock held by non-affiliates of registrant at May 1, 1995: NONE.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.






























































<PAGE 2>
                                 INDEX
                                 _____





Part I - Financial Information:                                 Page
                                                                ____
   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at March 31, 1995 and December 31, 1994. . . . . . . . .   1



      Consolidated Statement of Earnings for the three
      months ended March 31, 1995 and 1994 . . . . . . . . . .   2



      Consolidated Statement of Cash Flows
      for the three months ended March 31, 1995 and 1994 . . .   3



      Notes to Consolidated Financial Statements . . . . . . .   4



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations.   5



Part II - Other Information. . . . . . . . . . . . . . . . . .  12































<PAGE 3>

                           IBM CREDIT CORPORATION

                CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)

                                               At               At
                                            March 31,      December 31,
                                              1995             1994
                                           __________      ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . $  226,981       $  614,339
  Marketable securities. . . . . . . . . .    121,237             -
  Net investment in capital leases . . . .  3,824,393        3,687,971
  Equipment on operating leases, net . . .  1,620,431        1,573,242
  Loans receivable . . . . . . . . . . . .  1,095,090        1,070,619
  Working capital financing receivables. .  2,145,803        2,135,020
  Investments and other assets . . . . . .    429,294          382,910
  Due and deferred from receivable sales .    164,500          203,614
                                           __________      ___________

  Total Assets                             $9,627,729       $9,667,715
                                           ==========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Liabilities:
  Short-term debt. . . . . . . . . . . . . $4,602,655       $4,355,038
  Due to IBM Corporation and affiliates. .  1,299,935        1,493,449
  Interest and other accruals. . . . . . .    445,506          462,277
  Deferred income taxes. . . . . . . . . .    642,380          651,911
  Long-term debt . . . . . . . . . . . . .  1,478,090        1,458,822
  Long-term debt, IBM Corporation. . . . .    125,000          125,000
                                           __________      ___________
  Total liabilities. . . . . . . . . . . .  8,593,566        8,546,497
                                           __________      ___________

Stockholder's equity:
  Capital stock, par value $1 per share;
     Shares authorized: 10,000;
     Shares issued and outstanding: 899. .    453,711          453,711
  Retained earnings. . . . . . . . . . . .    580,452          667,507
                                           __________      ___________
  Total stockholder's equity . . . . . . .  1,034,163        1,121,218
                                           __________      ___________

  Total Liabilities & Stockholder's Equity $9,627,729       $9,667,715
                                           ==========      ===========

The accompanying notes are an integral part of this statement.

                                  -1-












<PAGE 4>

                         IBM CREDIT CORPORATION

                   CONSOLIDATED STATEMENT OF EARNINGS

                  FOR THE THREE MONTHS ENDED MARCH 31:

(Dollars in thousands)

                                                    1995          1994
                                                  ________      ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . . . . . . . .       $ 61,409      $ 89,623
     Operating leases (net of depreciation:
      1995- $172,537 and 1994- $156,528). .         50,936        38,788
                                                  ________      ________

                                                   112,345       128,411

  Income from loans . . . . . . . . . . . .         26,536        21,063
  Income from working capital financing . .         51,198        30,488
  Equipment sales . . . . . . . . . . . . .        114,103       150,530
  Other income. . . . . . . . . . . . . . .         33,299        29,642
                                                  ________      ________

     Total finance and other income . . . .        337,481       360,134
                                                  ________      ________

COST AND EXPENSES:
  Interest. . . . . . . . . . . . . . . . .         86,296        75,425
  Cost of equipment sales . . . . . . . . .        100,835       138,086
  Selling, general, and administrative. . .         40,870        40,208
  Provision for receivable losses . . . . .         13,706         9,004
                                                  ________      ________

     Total cost and expenses. . . . . . . .        241,707       262,723
                                                  ________      ________

EARNINGS BEFORE INCOME TAXES. . . . . . . .         95,774        97,411

Provision for income taxes. . . . . . . . .         37,829        38,350
                                                  ________      ________

NET EARNINGS. . . . . . . . . . . . . . . .       $ 57,945      $ 59,061
                                                  ========      ========

The accompanying notes are an integral part of this statement.

                                  -2-
















<PAGE 5>

                         IBM CREDIT CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31:

(Dollars in thousands)                              1995       1994*
                                                 __________ __________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings . . . . . . . . . . . . . . . . . $  57,945  $  59,061
  Adjustments to net earnings:
   Depreciation and amortization . . . . . . . .   172,636    156,106
   Provision for receivable losses . . . . . . .    13,706      9,004
   Decrease in deferred income taxes . . . . . .   (11,187)   (59,606)
   Change in interest and other accruals . . . .   (24,463)    31,599
   Gross profit on equipment sales . . . . . . .   (13,268)   (12,444)
  Proceeds from equipment sales. . . . . . . . .   114,103    150,530
  Decrease in due to IBM Corporation and
   affiliates  . . . . . . . . . . . . . . . . .  (193,514)  (446,931)
  Other, net . . . . . . . . . . . . . . . . . .    28,480     16,287
                                                 __________ __________
Cash provided by (used in) operating activities.   144,438    (96,394)
                                                 __________ __________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in capital leases . . . . . . . . .  (461,939)  (251,025)
  Collection of capital leases, net of income
   earned. . . . . . . . . . . . . . . . . . . .   307,862    308,990
  Investment in equipment on operating lease . .  (262,631)   (87,312)
  Investment in loans receivable . . . . . . . .  (195,286)   (81,775)
  Collection of loans receivable, net of
   interest earned . . . . . . . . . . . . . . .   175,450    127,205
  Investment in working capital financing
   receivables, net of cash collected. . . . . .   (14,789)   108,370
  Purchases of marketable securities . . . . . .  (121,237)      -
  Cash payment for business acquired . . . . . .   (92,478)      -
  Redemption of Comdisco, Inc. convertible
   subordinated promissory note. . . . . . . . .    25,000       -
  Other, net . . . . . . . . . . . . . . . . . .    25,604     (7,151)
                                                 __________ __________
Cash (used in) provided by investing activities.  (614,444)   117,302
                                                 __________ __________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt . . .   120,000     41,640
  Repayment of debt with original maturities:
   One year or more. . . . . . . . . . . . . . .  (151,853)  (383,350)
   Within one year, net of debt issued . . . . .   259,501    409,417
  Cash dividends paid to IBM Corporation . . . .  (145,000)  (150,000)
                                                 __________ __________
Cash provided by (used in) financing activities.    82,648    (82,293)
                                                 __________ __________
Decrease in cash and cash equivalents . . . . .   (387,358)   (61,385)
Cash and cash equivalents at January 1. . . . .    614,339    609,891
                                                 __________ __________
Cash and cash equivalents at March 31 . . . . .  $ 226,981  $ 548,506
                                                 ========== ==========

<F1>
The accompanying notes are an integral part of this statement.
<F2>
* Reclassified to conform with 1995 presentation.






                                  -3-





































































<PAGE 6>
                         IBM CREDIT CORPORATION

               Notes to Consolidated Financial Statements




In the opinion of the management of IBM Credit Corporation (the Company), all adjustments necessary for a fair statement of the unaudited results for the three-month periods have been made. These adjustments are of a normal and recurring nature.


RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges, calculated in accordance with applicable Securities and Exchange Commission requirements, was 2.10 and
2.28 for the three months ended March 31, 1995 and 1994, respectively.


ACQUISITION OF CHRYSLER SYSTEMS INC.:

On February 8, 1995, the Company acquired all of the issued and outstanding stock of Chrysler Systems Inc. and certain of its affiliates for $133.5 million. The acquisition was consummated pursuant to a share purchase agreement with certain Chrysler Corporation subsidiaries (the Seller). The purchase price was funded by the Company's cash on hand and credits issued to the Seller that are to be applied against certain future obligations to the Company. IBM CS Systems, Inc., as the company is now known, buys, sells and leases data processing equipment, and provides related technology management services such as equipment procurement and asset management. The transaction was accounted for as a purchase and IBM CS Systems, Inc. is included in the Company's consolidated financial statements from the date of acquisition.


RELATED PARTY TRANSACTIONS:

The Company provides capital equipment financing at market rates to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products. During the first three months of 1995, the Company originated $45.5 million of such financing, compared with $60.4 million for the first three months of 1994. Included in the Company's lease and loan portfolio was approximately $858.2 million and $927.2 million, related to IBM and affiliated companies, at March 31, 1995 and December 31, 1994, respectively. Of these amounts, $745.7 million and $752.1 million were included in the Company's operating lease portfolio at March 31, 1995 and December 31, 1994, respectively. The pretax income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was approximately $19.3 million and $10.2 million in the first quarter of 1995 and the first quarter of 1994, respectively.

                                  -4-















<PAGE 7>
Item 2.
                         IBM CREDIT CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 1995, the Company originated financing for $3.2 billion of equipment, software and services. Net earnings for the three months ended March 31, 1995, were $57.9 million, yielding an annualized return on average equity of 22.3 percent.

As previously described in the Notes to Consolidated Financial Statements, on February 8, 1995, the Company acquired all of the issued and outstanding stock of Chrysler Systems Inc. and certain of its affiliates. Refer to the note on page 4, Acquisition of Chrysler Systems Inc., for details.

FINANCING ORIGINATED

The Company originated financing for $3.2 billion of equipment, software and services in the first three months of 1995, compared with $2.1 billion in the same 1994 period. Capital equipment financing for end users increased by 88 percent to $1,049.6 million. The increase in capital equipment financing originated is primarily the result of increased placements of new equipment with third-party end users in the first quarter of 1995, compared with the first quarter of 1994, together with an increase in the proportion of IBM products and services financed by the Company. Working capital financing for dealers and remarketers of information industry products increased by 36 percent to $2,140.2 million. This growth reflects an increase in the volumes of IBM's workstation products financed by the Company throughout the first three months of 1995, as well as increased volumes of financing provided to information technology resellers for non-IBM products.

Capital equipment financings for end users comprised purchases of $693.9 million of information handling systems from IBM, financing originated for installment receivables of $23.1 million, other financing primarily for IBM software and services of $172.1 million, installment and lease financing for state and local government customers of $99.4 million for the account of IBM, and other financing of $61.1 million for equipment and services, as well as selected complementary non-IBM equipment that meets IBM customers' total solution requirements. The purchases of $693.9 million from IBM consisted of $439.8 million for capital leases and $254.1 million for operating leases.
                                  -5-





















<PAGE 8>
REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used IBM equipment. This equipment is primarily sourced from the conclusion of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with new customers. At March 31, 1995, the investment in remarketed equipment on capital and operating leases totaled $612.3 million, a decrease of 2 percent from the 1994 year-end investment of $623.7 million. Income from leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment, are included in remarketing activities. Contributions from remarketing activities amounted to $38.5 million for the first three months of 1995, an increase of 3 percent compared with $37.2 million for the same 1994 period.

ASSETS

Total assets decreased to $9.6 billion at March 31, 1995, compared with $9.7 billion at December 31, 1994. This decrease is primarily the result of payments to IBM of a dividend of $145.0 million and a current tax liability of $175.0 million, offset in part by financings originated exceeding cash collections on capital leases, loans receivable and working capital financing receivables during the first three months of 1995.

Marketable securities, presented in the Consolidated Statement of Financial Position at amortized cost which approximates market value, included U.S. treasury securities of $108.7 million and corporate debt securities of $12.5 million at March 31, 1995. The Company intends to hold these securities to maturity.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $6,205.7 million of debt at March 31, 1995. Total short-term and long-term debt increased by approximately $266.8 million, from $5,938.9 million at December 31, 1994. This increase was primarily the result of increases in long-term debt of $19.3 million, commercial paper outstanding of $194.7 million, medium-term notes of $24.7 million and other short-term debt of $28.1 million. Included in long-term debt at March 31, 1995 and December 31, 1994 was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.

The Company has available $2.7 billion of a shelf registration with the Securities and Exchange Commission. This shelf registration allows the Company rapid access to domestic financial markets. In addition, a subsidiary of the Company has available $450.0 million of a separate shelf registration for asset backed securities. The Company also has commercial paper and medium-term note programs.
                                  -6-

















<PAGE 9>
LIABILITIES AND STOCKHOLDER'S EQUITY  (continued)

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

The Company uses currency related and interest rate related agreements to lower costs of funding its business, to diversify sources of funding, or to manage interest rate and currency exposures arising from mismatches between assets and liabilities. The Company enters into such financial instruments solely for hedging purposes. The Company does not enter into such financial instrument transactions for trading or other speculative purposes. The Company routinely evaluates existing and potential counterparty credit exposures associated with such financial instrument transactions to ensure that these exposures remain within credit guidelines. The Company does not anticipate any material adverse effect on its financial position resulting from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties.

Due to IBM Corporation and affiliates decreased by $193.5 million to $1,299.9 million at March 31, 1995, from $1,493.4 million at December 31, 1994. This decrease was primarily attributable to the current tax liability payment of $175.0 million made to IBM in the first quarter of 1995. Due to IBM Corporation and affiliates includes amounts of trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, typically with terms comparable to those offered to other IBM customers, unless the Company is participating in IBM product promotions. Also included in due to IBM Corporation and affiliates are income taxes currently payable under the intercompany tax allocation agreement.

Total stockholder's equity at March 31, 1995, was $1,034.2 million, down approximately $87.1 million from year-end 1994. The decline in stockholder's equity reflects the payment of $145.0 million in dividends to IBM in the first quarter of 1995, offset by net earnings of $57.9 million for the first three months of 1995.

At March 31, 1995, the Company's debt-to-equity ratio was 6.0:1, compared with 5.3:1 at year-end 1994, and 6.2:1 at March 31, 1994.
                                  -7-














<PAGE 10>
TOTAL CASH USED BEFORE DIVIDENDS

Total cash used before dividends was $242.4 million for the three months ended March 31, 1995, compared with total cash provided before dividends of $88.6 million for the same 1994 period. Total cash used before dividends reflects $391.8 million of cash used in investing and financing activities before dividends, offset by $149.4 million of cash provided by operating activities for the first three months of 1995.

Cash and cash equivalents at March 31, 1995, totaled $227.0 million, a decrease of $387.4 million compared with the balance at December 31, 1994.

INCOME FROM LEASES

Income from leases decreased by 13 percent to $112.3 million for the three months ended March 31, 1995, from $128.4 million for the same 1994 period. This decline resulted from lower asset balances in the lease portfolio in the first quarter of 1995, compared with the same 1994 period, which in turn were primarily caused by the securitization and sale of capital lease receivables in the third quarter of 1994. The income from leases recognized by IBM CS Systems, Inc. partially offset this decline. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $25.2 million for the three months ended March 31, 1995, an increase of 2 percent from the comparable 1994 period.

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

A review of the Company's $581.7 million residual value portfolio at March 31, 1995, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded. No material declines in the future residual value of leased equipment were identified, nor reductions recorded, in either the first quarter of 1995 or the first quarter of 1994.

INCOME FROM LOANS

Income from loans increased by 26 percent to $26.5 million for the three months ended March 31, 1995, compared with the respective 1994 period. This increase resulted from higher asset balances, which in turn were primarily the result of an increase in financing originated for software and services during 1994 and the first three months of 1995. This increase was partially offset by the securitization and sale of loan receivables in the third quarter of 1994.
                                  -8-

















<PAGE 11>
INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased by 68 percent to $51.2 million for the three months ended March 31, 1995, compared with the same 1994 period. This increase was primarily due to growth in the average working capital financing receivables outstanding and generally higher interest rates charged during the first three months of 1995, compared with the same 1994 period. The growth in average working capital financing receivables outstanding primarily reflects increased originations as discussed in the "Financing Originated" section.

EQUIPMENT SALES

Equipment sales amounted to $114.1 million for the first quarter of 1995, compared with $150.5 million for the same period in 1994. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or leased to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales for the first quarter of 1995 increased to $13.3 million, compared with $12.4 million for the same 1994 period. The gross profit margin for the first quarter of 1995 was 11.6 percent, up from 8.3 percent for the first quarter of 1994. This increase is primarily due to higher margins realized on high-end processors during the first quarter of 1995, compared with the same 1994 period, because of market demand which generally exceeded supply.

OTHER INCOME

Other income increased by approximately 13 percent to $33.3 million for the first quarter of 1995, from $29.6 million for the same 1994 period. This increase is largely attributable to a $5.0 million pretax gain the Company recognized upon Comdisco, Inc.'s redemption of the convertible subordinated promissory note on March 1, 1995.

Included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio, and fees for the servicing of financing receivables sold.

TOTAL FINANCE AND OTHER INCOME

Total finance and other income decreased by 6 percent to $337.5 million for the first quarter of 1995, from $360.1 million for the same 1994 period. This decline was largely due to reductions in income from leases and equipment sales, partially offset by increases in income from loans, income from working capital financing and other income.
                                  -9-





















<PAGE 12>
INTEREST EXPENSE

As a result of the rising interest rate environment, interest expense increased by 14 percent to $86.3 million for the three months ended March 31, 1995, compared with $75.4 million for the same period in 1994. The Company's year-to-date average cost of debt through March 31, 1995, increased to 5.89 percent, from 4.66 percent for the same period in 1994.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased 2 percent to $40.9 million for the first quarter of 1995, from $40.2 million for the same 1994 period. This increase is primarily a result of expenses incurred by IBM CS Systems, Inc. since the acquisition date.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

With the continued growth of the Company's working capital financing business in 1994 and the first quarter of 1995, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. Such loans are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company does not believe that this risk will have a material adverse effect on its financial position or results of operations.

The provision for receivable losses increased to $13.7 million for the quarter ended March 31, 1995, compared with $9.0 million for the same period in 1994. This increase reflects the growth in the amount of capital equipment and working capital financing originated during the first three months of 1995, the Company's timely recognition of probable receivable losses, and its revised estimate of the recoverability of specific receivables.

NET EARNINGS

Net earnings decreased by 2 percent to $57.9 million for the first quarter of 1995, compared with $59.1 million for the same 1994 period.

The Company's expanding working capital financing business and large and profitable capital equipment remarketing operations contributed to a favorable performance during the first quarter of 1995.

RETURN ON AVERAGE EQUITY

The results for the first three months of 1995 yielded an annualized return on average equity of 22.3 percent, compared with 22.2 percent for the comparable 1994 period.
                                  -10-













<PAGE 13>
NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," in May 1993 and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," an amendment of SFAS 114, in October 1994. These standards prescribe impairment measurements and reporting related to certain loans. SFAS 114 and SFAS 118 are effective for fiscal years beginning after December 15, 1994.

The Company implemented SFAS 114 and  SFAS  118,  effective  January  1,
1995.    The  implementation  had  no  material  impact on the Company's financial position and results of operations.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing which contribute to the growth and stability of IBM earnings.
                                  -11-















































<PAGE 14>
[SIGNATURE]
                         Part II - Other Information
                         ___________________________

Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

No reports on Form 8-K have been filed during the first three months of 1995.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IBM CREDIT CORPORATION
                                  ______________________


                                       (Registrant)
Date:  May 11, 1995                By:  /s/Allison R. Schleicher
       ____________                _____________________________

                                   (Allison R. Schleicher)
                                    Vice President, Finance
                                    and Chief Financial Officer
                                  -12-