Form 10-Q
period 1995-06-30
IBM CREDIT CORP
filed 1995-08-04
CIK 353524

<PAGE 1>

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           F O R M  1 0 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED
                            JUNE 30, 1995

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








As of July 31, 1995, 899 shares of capital stock, par value $1.00 per share, were outstanding and held by International Business Machines Corporation. Aggregate market value of voting stock held by non-affiliates of registrant at July 31, 1995: NONE.

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





























































<PAGE 2>
                                INDEX
                                _____






Part I - Financial Information:                                 Page
                                                                ____


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at June 30, 1995 and December 31, 1994 . . . . . . . . . . 1



      Consolidated Statement of Earnings for the three
      and six months ended June 30, 1995 and 1994. . . . . . . . 2



      Consolidated Statement of Cash Flows
      for the six months ended June 30, 1995 and 1994. . . . . . 3



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



Part II - Other Information. . . . . . . . . . . . . . . . . . .12




























<PAGE 3>

                        IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF FINANCIAL POSITION


(Dollars in thousands)


                                                 At             At
                                              June 30,     December 31,
                                                1995           1994
                                            ___________    ____________
ASSETS:

  Cash and cash equivalents. . . . . . . .  $   522,423    $   614,339
  Marketable securities. . . . . . . . . .       57,375           -
  Net investment in capital leases . . . .    3,848,011      3,687,971
  Equipment on operating leases, net . . .    1,737,076      1,573,242
  Loans receivable . . . . . . . . . . . .    1,204,245      1,070,619
  Working capital financing receivables. .    2,360,822      2,135,020
  Investments and other assets . . . . . .      501,829        382,910
  Due and deferred from receivable sales .      142,986        203,614
                                            ___________    ___________

  Total Assets                              $10,374,767     $9,667,715
                                            ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Liabilities:
  Short-term debt. . . . . . . . . . . . .  $ 5,525,577     $4,355,038
  Due to IBM Corporation and affiliates. .    1,236,250      1,493,449
  Interest and other accruals. . . . . . .      492,337        462,277
  Deferred income taxes. . . . . . . . . .      620,183        651,911
  Long-term debt . . . . . . . . . . . . .    1,278,752      1,458,822
  Long-term debt, IBM Corporation. . . . .      125,000        125,000
                                            ___________    ___________
  Total liabilities. . . . . . . . . . . .    9,278,099      8,546,497
                                            ___________    ___________

Stockholder's equity:
  Capital stock, par value $1 per share;
     Shares authorized: 10,000;
     Shares issued and outstanding: 899. .      453,711        453,711
  Retained earnings. . . . . . . . . . . .      642,957        667,507
                                            ___________    ___________
  Total stockholder's equity . . . . . . .    1,096,668      1,121,218
                                            ___________    ___________

  Total Liabilities & Stockholder's Equity  $10,374,767     $9,667,715
                                            ===========    ===========

The accompanying notes are an integral part of this statement.

                                 -1-










<PAGE 4>

                        IBM CREDIT CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS



(Dollars in thousands)
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        1995      1994       1995     1994
                                      ________  ________   ________ ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . . . . . $ 63,020  $ 82,704   $124,429 $172,327
     Operating leases, net of
      depreciation. . . . . . . . . .   52,874    35,161    103,810   73,949
                                      ________  ________   ________ ________

                                       115,894   117,865    228,239  246,276

  Income from loans . . . . . . . . .   27,130    23,750     53,666   44,813
  Income from working capital
   financing. . . . . . . . . . . . .   56,756    29,690    107,954   60,178
  Equipment sales . . . . . . . . . .  130,967   161,320    245,070  311,850
  Other income. . . . . . . . . . . .   30,482    50,395     63,781   80,037
                                      ________  ________   ________ ________
     Total finance and other
      income. . . . . . . . . . . . .  361,229   383,020    698,710  743,154
                                      ________  ________   ________ ________
COST AND EXPENSES:
  Interest. . . . . . . . . . . . . .   94,621    76,442    180,917  151,867
  Cost of equipment sales . . . . . .  104,809   145,440    205,644  283,526
  Selling, general, and
   administrative . . . . . . . . . .   43,009    39,776     83,879   79,984
  Provision for receivable losses . .   13,605    11,924     27,311   20,928
                                      ________  ________   ________ ________

     Total cost and expenses. . . . .  256,044   273,582    497,751  536,305
                                      ________  ________   ________ ________

EARNINGS BEFORE INCOME TAXES. . . . .  105,185   109,438    200,959  206,849

Provision for income taxes. . . . . .   41,261    43,068     79,090   81,418
                                      ________  ________   ________ ________

NET EARNINGS. . . . . . . . . . . . . $ 63,924  $ 66,370   $121,869 $125,431
                                      ========  ========   ======== ========

The accompanying notes are an integral part of this statement.

                                 -2-














<PAGE 5>

                        IBM CREDIT CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30:

(Dollars in thousands)                                  1995          1994*
                                                    ____________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings . . . . . . . . . . . . . . . . . . . $   121,869    $ 125,431
 Adjustments to net earnings:
    Depreciation and amortization . . . . . . . . .     395,127      313,495
    Provision for receivable losses . . . . . . . .      27,311       20,928
    Decrease in deferred income taxes . . . . . . .     (33,384)    (114,490)
    Increase in interest and other accruals . . . .      22,368       88,297
    Gross profit on equipment sales . . . . . . . .     (39,426)     (28,324)
 Proceeds from equipment sales. . . . . . . . . . .     245,070      311,850
 Decrease in due to IBM Corporation and affiliates.    (257,199)    (432,595)
 Other, net . . . . . . . . . . . . . . . . . . . .      45,679       25,528
                                                    ____________   __________
Cash provided by operating activities . . . . . . .     527,415      310,120
                                                    ____________   __________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in capital leases . . . . . . . . . . .    (974,602)    (516,770)
 Collection of capital leases, net of income earned     715,427      527,103
 Investment in equipment on operating leases. . . .    (495,028)    (186,063)
 Investment in loans receivable . . . . . . . . . .    (385,044)    (161,692)
 Collection of loans receivable, net of interest
  earned. . . . . . . . . . . . . . . . . . . . . .     239,518      238,947
 (Investment in) collection of working capital
  financing receivables, net. . . . . . . . . . . .    (232,913)     139,779
 Purchases of marketable securities . . . . . . . .    (176,112)        -
 Maturities of marketable securities. . . . . . . .     118,737         -
 Cash payment for business acquired . . . . . . . .     (92,478)        -
 Other, net . . . . . . . . . . . . . . . . . . . .    (143,734)     176,003
                                                    ____________   __________
Cash (used in) provided by investing activities . .  (1,426,229)     217,307
                                                    ____________   __________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt . . . . .     200,149      333,815
 Repayment of debt with original maturities of one
  year or more. . . . . . . . . . . . . . . . . . .    (338,493)    (584,205)
 Issuance (repayment) of debt with original
  maturities within one year. . . . . . . . . . . .   1,090,242      (59,406)
 Cash dividends paid to IBM Corporation . . . . . .    (145,000)    (295,000)
                                                    ____________   __________
Cash provided by (used in) financing activities . .     806,898     (604,796)
                                                    ____________   __________

Decrease in cash and cash equivalents . . . . . . .     (91,916)     (77,369)
Cash and cash equivalents at January 1  . . . . . .     614,339      609,891
                                                    ____________   __________
Cash and cash equivalents at June 30. . . . . . . . $   522,423    $ 532,522
                                                    ============   ==========

<F1>
The accompanying notes are an integral part of this statement.
<F2>
*Reclassified to conform with 1995 presentation.

                                 -3-






<PAGE 6>
                        IBM CREDIT CORPORATION

              Notes to Consolidated Financial Statements




BASIS OF PRESENTATION:

In the opinion of management of IBM Credit Corporation (the Company), all adjustments necessary to a fair statement of the results for the three- and six-month periods are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.

RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges, calculated in accordance with applicable Securities and Exchange Commission requirements, was 2.10 and 2.35 for the six months ended June 30, 1995 and 1994, respectively.

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

RELATED PARTY TRANSACTIONS:

The Company provides capital equipment financing at market rates to International Business Machines Corporation (IBM) and affiliated companies for IBM and non-IBM products. During the first six months of 1995, the Company originated $159.6 million of such financing, compared with $82.3 million for the first six months of 1994. Included in the Company's lease and loan portfolio was approximately $887.7 million and $927.2 million, related to IBM and affiliated companies, at June 30, 1995 and December 31, 1994, respectively. Of these amounts, $833.9 million and $752.1 million were included in the Company's operating lease portfolio at June 30, 1995 and December 31, 1994, respectively. The pre-tax income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was approximately $45.5 million and $19.8 million in the first half of 1995 and the first half of 1994, respectively.
                                 -4-














<PAGE 7>
Item 2.

                        IBM CREDIT CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

Net earnings for the six months ended June 30, 1995, were $121.9 million, yielding an annualized return on average equity of 23.1 percent.

FINANCING ORIGINATED

In the first six months of 1995, the Company originated capital equipment financing for end users of $2,151.4 million, an 87 percent increase from $1,150.8 million for the same 1994 period. For the first half of 1995, originations of working capital financing for dealers and remarketers of information industry products increased by 43 percent to $4,560.8 million, from $3,193.0 million for the first half of 1994.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States throughout the first six months of 1995, compared with the same 1994 period. Furthermore, the percentage of such placements that were financed by the Company during the first half of 1995 increased, compared with the same 1994 period.

Capital equipment financings for end users comprised purchases of $1,388.9 million of information handling systems from IBM, financing originated for installment receivables of $69.1 million, financing for IBM software and services of $315.9 million, installment and lease financing for state and local government customers of $158.0 million for the account of IBM, and other financing of $219.5 million for IBM equipment, as well as selected complementary non-IBM equipment that meets IBM customers' total solution requirements. The purchases of $1,388.9 million from IBM consisted of $919.4 million for capital leases and $469.5 million for operating leases.

The growth in working capital financing originations reflects volume increases in both IBM's workstation products and non-IBM products for remarketers financed by the Company throughout the first six months of 1995. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for IBM and non-IBM dealers and remarketers. Payment terms for inventory secured financing average 45 days. Payment terms for accounts receivable secured financing typically range from 30 days to 180 days.
                                 -5-
















<PAGE 8>
REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used IBM equipment. This equipment is primarily sourced from the conclusion of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with new customers. At June 30, 1995, the investment in remarketed equipment on capital and operating leases totaled $626.4 million, remaining essentially unchanged from the 1994 year-end investment of $623.7 million. Remarketing activities comprises income from remarketed capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. Income from leases on the Consolidated Statement of Earnings includes income from such remarketed leases. For the three months ended June 30, 1995, the remarketing activities contributed $40.2 million to pre-tax income, remaining essentially unchanged from the $40.0 million for the same 1994 period. The remarketing activities contributed $78.7 million to pre-tax income for the first six months of 1995, an increase of 2 percent compared with $77.2 million for the same 1994 period.

ASSETS

Total assets increased to $10.4 billion at June 30, 1995, compared with $9.7 billion at December 31, 1994. This increase is primarily the result of financings originated exceeding cash collections on capital leases, loans receivable and working capital financing receivables, and growth in investment in equipment on operating leases during the first six months of 1995, offset in part by payments to IBM of cash and non-cash dividends of $146.4 million and a current tax liability of $245.4 million.

Marketable securities, presented in the Consolidated Statement of Financial Position at amortized cost which approximates market value, included bank certificates of deposit of $8.8 million and corporate debt securities of $48.6 million at June 30, 1995. The Company intends to hold these securities to maturity.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $6,929.3 million of debt at June 30, 1995. Total short-term and long-term debt increased by approximately $990.4 million, from $5,938.9 million at December 31, 1994. This increase was the result of increases in commercial paper outstanding of $1,171.5 million and other short-term debt of $18.1 million, offset by decreases in medium-term notes of $19.1 million and long-term debt of $180.1 million. Included in long-term debt at June 30, 1995, and December 31, 1994, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.

The Company has available $2.1 billion of a shelf registration with the Securities and Exchange Commission for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets. In addition, a subsidiary of the Company has available $450.0 million of a separate shelf registration for asset backed securities. The Company also has commercial paper and medium-term note programs.
                                 -6-









<PAGE 9>
LIABILITIES AND STOCKHOLDER'S EQUITY  (continued)

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement. The Company also has the option, as approved by the Board of Directors on September 30, 1994, to sell, assign, pledge or transfer up to $4.0 billion of assets to third parties through December 31, 1995. During the fourth quarter of 1994, the Company and IBM signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. There are no borrowings outstanding under these agreements. These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease and loan portfolio, to fund working capital requirements and to service debt.

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

Due to IBM Corporation and affiliates decreased by $257.1 million to $1,236.3 million at June 30, 1995, from $1,493.4 million at December 31, 1994. This decrease was primarily attributable to the current tax liability payment of $245.4 million made to IBM in the first half of 1995. Due to IBM Corporation and affiliates includes amounts of trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, typically with terms comparable to those offered to other IBM customers, unless the Company is participating in IBM product promotions. Also included in due to IBM Corporation and affiliates are income taxes currently payable under the intercompany tax allocation agreement.

Total stockholder's equity at June 30, 1995, was $1,096.7 million, down approximately $24.5 million from year-end 1994. The decline in stockholder's equity reflects the payments of $145.0 million in cash dividends and $1.4 million in non-cash dividends to IBM in the first half of 1995, offset by net earnings of $121.9 million for the first half of 1995.

At June 30, 1995, the Company's debt-to-equity ratio was 6.3:1, compared with 5.3:1 at year-end 1994, and 6.3:1 at June 30, 1994.
                                 -7-












<PAGE 10>
TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $53.1 million for the six months ended June 30, 1995, compared with $217.6 million for the same 1994 period. Total cash provided before dividends reflects $474.3 million of cash used in investing and financing activities before dividends, offset by $527.4 million of cash provided by operating activities for the first half of 1995.

Cash and cash equivalents at June 30, 1995, totaled $522.4 million, a decrease of $91.9 million compared with the balance at December 31, 1994.

INCOME FROM LEASES

Income from leases decreased 2 percent to $115.9 million for the three months ended June 30, 1995, from $117.9 million for the same 1994 period; for the six months ended June 30, 1995, income from leases decreased 7 percent to $228.2 million, from $246.3 million for the same 1994 period. These declines partially resulted from lower average asset balances in the capital lease portfolio, which in turn were primarily caused by the securitization and sale of capital lease receivables in the third quarter of 1994. The income from leases recognized by IBM CS Systems, Inc. partially offsets this decline. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $20.1 million and $45.3 million for the three- and six-month periods of 1995, a decrease of 17 percent and 7 percent, respectively, from the comparable 1994 periods.

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

A review of the Company's $595.8 million residual value portfolio at June 30, 1995, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded. The Company recorded a $6.0 million reduction to income from leases during the second quarter of 1995 to recognize decreases in the expected future residual value of specific leased equipment. No reductions were recorded in the first quarter of 1995 nor the first half of 1994.

INCOME FROM LOANS

Income from loans increased 14 percent to $27.1 million for the three months ended June 30, 1995; for the first half of 1995, income from loans increased 20 percent to $53.7 million, compared with the respective 1994 periods. These increases were primarily the result of an increase in financing originated for software and services during 1994 and the first six months of 1995. These increases were partially offset by the securitization and sale of loan receivables in the third quarter of 1994.
                                 -8-











<PAGE 11>
INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 91 percent to $56.8 million for the three months ended June 30, 1995, compared with the same 1994 period; for the first half of 1995, income from working capital financing increased 79 percent to $108.0 million, compared with the respective 1994 period. These increases were primarily due to growth in the average working capital financing receivables outstanding and generally higher interest rates charged during the first six months of 1995, compared with the same 1994 period. The growth in average working capital financing receivables outstanding primarily reflects increased originations as discussed in the "Financing Originated" section.

EQUIPMENT SALES

Equipment sales amounted to $131.0 million for the second quarter of 1995, compared with $161.3 million for the same period in 1994; for the first six months of 1995, equipment sales amounted to $245.1 million, compared with $311.9 million for the comparable 1994 period. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales for the second quarter of 1995 was $26.2 million, an increase of 65 percent, compared with $15.9 million for the same 1994 period. For the first six months of 1995, the gross profit on equipment sales increased 39 percent to $39.4 million, compared with $28.3 million for the same 1994 period. The gross profit margin for the second quarter of 1995 was 20.0 percent, up from
9.8 percent for the second quarter of 1994; for the first six months of 1995, the gross profit margin increased to 16.1 percent, compared with 9.1 percent for the same 1994 period. These increases are partly due to higher margins realized on high-end processors and communication devices during the first six months of 1995, compared with the same 1994 period, because of market demand which exceeded supply during the applicable period.

OTHER INCOME

Other income decreased 40 percent to $30.5 million for the three months ended June 30, 1995; for the six months ended June 30, 1995, other income decreased 20 percent to $63.8 million. These decreases are largely attributable to the recognition of a $13.3 million pre-tax gain on the sale of IBM Credit Investment Management Corporation during the second quarter of 1994 and a decrease in servicing fee income during the 1995 period, compared with the 1994 period. These items were partially offset by a $4.3 million pre-tax gain recognized on the sale of financing assets during the second quarter of 1995, and a $5.0 million pre-tax gain the Company recognized upon Comdisco, Inc.'s redemption of the convertible subordinated promissory note on March 1, 1995.

Included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio, and fees for the servicing of financing receivables sold.
                                 -9-










<PAGE 12>
INTEREST EXPENSE

As a result of rising interest rates, interest expense increased 24 percent to $94.6 million for the three months ended June 30, 1995, and 19 percent to $180.9 million for the six months ended June 30, 1995, compared with the same 1994 periods. The Company's year-to-date average cost of debt through June 30, 1995, increased to 5.94 percent, from 4.76 percent for the same period in 1994.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $43.0 million for the second quarter of 1995, an increase of 8 percent compared with the same 1994 period. For the first six months of 1995, selling, general, and administrative expenses increased 5 percent to $83.9 million, from $80.0 million for the same 1994 period. These increases are primarily a result of the expenses incurred by IBM CS Systems, Inc. since the acquisition date.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

With the continued growth of the Company's working capital financing business in 1994 and the first half of 1995, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. Such loans are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company does not believe that this risk will have a material adverse effect on its financial position or results of operations.

The provision for receivable losses increased to $13.6 million for the quarter ended June 30, 1995, compared with $11.9 million for the same period in 1994. For the six months ended June 30, 1995, the provision for receivable losses increased to $27.3 million, compared with $20.9 million for the comparable period in 1994. These increases reflect the growth in the amount of capital equipment and working capital financing originated during the first half of 1995, the Company's timely recognition of probable receivable losses, and its revised estimate of the recoverability of specific receivables.
                                 -10-























<PAGE 13>
NET EARNINGS

Net earnings decreased 4 percent to $63.9 million for the second quarter of 1995, compared with $66.4 million for the same period in 1994.

Net earnings for the six months ended June 30, 1995, were $121.9 million, a decrease of 3 percent from the same period in 1994.

The decrease in net earnings for 1995, compared with 1994, is primarily attributable to the recognition of a one-time gain on the sale of IBM Credit Investment Management Corporation during the second quarter of 1994. Despite this slight decline in net earnings, the Company's working capital financing business expanded, its capital equipment remarketing operations continued to be profitable and its loan and lease portfolios grew, contributing to a favorable performance during the second quarter and first half of 1995.

RETURN ON AVERAGE EQUITY

The results for the first six months of 1995 yielded an annualized return on average equity of 23.1 percent, compared with 24.6 percent for the comparable 1994 period.

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

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.
                                 -11-























<PAGE 14>
[SIGNATURE]


                         Part II - Other Information
                         ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

No reports on Form 8-K have been filed during the first six months of 1995.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: August 3, 1995              By: /s/ Allison R. Schleicher
      ______________              _____________________________


                                  (Allison R. Schleicher)
                                   Vice President, Finance
                                   and Chief Financial Officer
                                 -12-