Form 10-Q
period 1995-09-30
IBM CREDIT CORP
filed 1995-11-13
CIK 353524

<PAGE 1>
                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           F O R M  1 0 - Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED
                          SEPTEMBER 30, 1995

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








As of October 31, 1995, 899 shares of capital stock, par value $1.00 per share, were outstanding and held by International Business Machines Corporation. Aggregate market value of voting stock held by non-affiliates of registrant at October 31, 1995: NONE.

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






























































<PAGE 2>
                                INDEX
                                _____






Part I - Financial Information:                                 Page
                                                                ____


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at September 30, 1995 and December 31, 1994. . . . . . . . 1



      Consolidated Statement of Earnings for the three
      and nine months ended September 30, 1995 and 1994. . . . . 2



      Consolidated Statement of Cash Flows
      for the nine months ended September 30, 1995 and 1994. . . 3



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



Part II - Other Information. . . . . . . . . . . . . . . . . . .12




























<PAGE 3>

                        IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF FINANCIAL POSITION


(Dollars in thousands)


                                                 At             At
                                            September 30,  December 31,
                                                1995           1994
                                            _____________  ____________
ASSETS:

  Cash and cash equivalents. . . . . . . .   $   253,679    $  614,339
  Marketable securities. . . . . . . . . .        91,482          -
  Net investment in capital leases . . . .     3,821,745     3,687,971
  Equipment on operating leases, net . . .     1,760,845     1,573,242
  Loans receivable . . . . . . . . . . . .     1,334,338     1,070,619
  Working capital financing receivables. .     2,591,782     2,135,020
  Investments and other assets . . . . . .       488,813       382,910
  Due and deferred from receivable sales .       124,275       203,614
                                            _____________  ___________

  Total Assets                               $10,466,959    $9,667,715
                                            =============  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

Liabilities:
  Short-term debt. . . . . . . . . . . . .   $ 5,932,319    $4,355,038
  Due to IBM Corporation and affiliates. .     1,039,963     1,493,449
  Interest and other accruals. . . . . . .       519,851       462,277
  Deferred income taxes. . . . . . . . . .       623,605       651,911
  Long-term debt . . . . . . . . . . . . .     1,076,027     1,458,822
  Long-term debt, IBM Corporation. . . . .       125,000       125,000
                                            ____________   ___________
  Total liabilities. . . . . . . . . . . .     9,316,765     8,546,497
                                            ____________   ___________

Stockholder's equity:
  Capital stock, par value $1 per share;
     Shares authorized: 10,000;
     Shares issued and outstanding: 899. .       453,711       453,711
  Retained earnings. . . . . . . . . . . .       696,483       667,507
                                            ____________   ___________
  Total stockholder's equity . . . . . . .     1,150,194     1,121,218
                                            ____________   ___________

  Total Liabilities & Stockholder's Equity   $10,466,959    $9,667,715
                                            ============   ===========

The accompanying notes are an integral part of this statement.

                                 -1-










<PAGE 4>

                        IBM CREDIT CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS


(Dollars in thousands)
                                Three Months Ended    Nine Months Ended
                                    September 30,       September 30,
                                   1995     1994      1995      1994
                                ________  ________ __________ __________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . .   $ 82,492  $ 71,293 $  206,921 $  243,620
     Operating leases, net of
      depreciation  . . . . .     42,976    22,795    146,786     96,744
                                ________  ________ __________ __________
                                 125,468    94,088    353,707    340,364

  Income from loans . . . . .     30,562    22,268     84,228     67,081
  Income from working capital
   financing  . . . . . . . .     62,150    36,471    170,104     96,649
  Equipment sales . . . . . .    123,454   193,211    368,524    505,061
  Other income  . . . . . . .     37,105    77,349    100,886    157,386
                                ________  ________ __________ __________
     Total finance and other
      income  . . . . . . . .    378,739   423,387  1,077,449  1,166,541
                                ________  ________ __________ __________
COST AND EXPENSES:
  Interest. . . . . . . . . .    106,050    75,634    286,967    227,501
  Cost of equipment sales . .    109,915   163,496    315,559    447,022
  Selling, general, and
   administrative . . . . . .     47,750    39,055    131,629    119,039
  Provision for receivable
   losses . . . . . . . . . .     26,710    16,605     54,021     37,533
                                ________  ________ __________ __________
     Total cost and expenses.    290,425   294,790    788,176    831,095
                                ________  ________ __________ __________

EARNINGS BEFORE INCOME TAXES.     88,314   128,597    289,273    335,446

Provision for income taxes. .     34,788    50,588    113,878    132,006
                                ________  ________ __________ __________

NET EARNINGS  . . . . . . . .   $ 53,526  $ 78,009 $  175,395 $  203,440
                                ========  ======== ========== ==========

The accompanying notes are an integral part of this statement.

                                 -2-
















<PAGE 5>

                        IBM CREDIT CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30:

(Dollars in thousands)                                  1995         1994*
                                                    ____________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings . . . . . . . . . . . . . . . . . . . $   175,395   $ 203,440
 Adjustments to net earnings:
    Depreciation and amortization . . . . . . . . .     620,551     479,760
    Provision for receivable losses . . . . . . . .      54,021      37,533
    Decrease in deferred income taxes . . . . . . .     (29,962)   (162,212)
    Increase in interest and other accruals . . . .      49,882      54,304
    Gross profit on equipment sales . . . . . . . .     (52,965)    (58,039)
 Proceeds from equipment sales. . . . . . . . . . .     368,524     505,061
 Decrease in due to IBM Corporation and affiliates.    (453,486)   (256,413)
 Other, net . . . . . . . . . . . . . . . . . . . .      64,390      61,994
                                                    ____________  __________
Cash provided by operating activities . . . . . . .     796,350     865,428
                                                    ____________  __________
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in capital leases . . . . . . . . . . .  (1,331,507)   (772,789)
 Collection of capital leases, net of income earned   1,024,561     865,210
 Investment in equipment on operating leases. . . .    (757,318)   (274,934)
 Investment in loans receivable . . . . . . . . . .    (609,997)   (270,867)
 Collection of loans receivable, net of interest
  earned. . . . . . . . . . . . . . . . . . . . . .     343,878     378,123
 Investment in working capital financing
  receivables, net of cash collected. . . . . . . .    (482,083)   (139,855)
 Purchases of marketable securities . . . . . . . .    (237,440)       -
 Maturities of marketable securities. . . . . . . .     145,958        -
 Cash payment for business acquired . . . . . . . .     (92,478)       -
 Proceeds from sale of capital leases and loans . .        -        300,000
 Other, net . . . . . . . . . . . . . . . . . . . .    (172,264)     12,301
                                                    ____________  __________
Cash (used in) provided by investing activities . .  (2,168,690)     97,189
                                                    ____________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt . . . . .     240,039     416,815
 Repayment of debt with original maturities of one
  year or more. . . . . . . . . . . . . . . . . . .    (518,551)   (723,550)
 Issuance (repayment) of debt with original
  maturities within one year. . . . . . . . . . . .   1,435,192    (338,581)
 Cash dividends paid to IBM Corporation . . . . . .    (145,000)   (295,000)
                                                    ____________  __________
Cash provided by (used in) financing activities . .   1,011,680    (940,316)
                                                    ____________  __________

Change in cash and cash equivalents . . . . . . . .    (360,660)     22,301
Cash and cash equivalents at January 1  . . . . . .     614,339     609,891
                                                    ____________  __________
Cash and cash equivalents at September 30 . . . . . $   253,679   $ 632,192
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






                                 -3-





































































<PAGE 6>
                        IBM CREDIT CORPORATION

              Notes to Consolidated Financial Statements


BASIS OF PRESENTATION:

In the opinion of management of IBM Credit Corporation (the Company), all adjustments necessary to a fair statement of the results for the three- and nine-month periods are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.

RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges, calculated in accordance with applicable Securities and Exchange Commission requirements, was 2.01 and 2.46 for the nine months ended September 30, 1995, and 1994, respectively.

ACQUISITION OF CHRYSLER SYSTEMS INC.:

On February 8, 1995, the  Company  acquired  all  of  the  issued  and outstanding  stock  of  Chrysler  Systems  Inc.  and  certain  of  its
affiliates for  $133.5  million.    The  acquisition  was  consummated
pursuant to a share purchase agreement with certain Chrysler Corporation subsidiaries (the Seller). The purchase price was funded by the Company's cash on hand and credits issued to the Seller that are being applied against certain future obligations to the Company. IBM CS Systems, Inc., as the company is now known, buys, sells and leases data processing equipment, and provides related technology management services such as equipment procurement and asset management. The transaction was accounted for as a purchase and IBM CS Systems, Inc. is included in the Company's consolidated financial statements from the date of acquisition.

RELATED PARTY TRANSACTIONS:

The Company provides capital equipment financing at market rates to International Business Machines Corporation (IBM) and affiliated companies for IBM and non-IBM products. During the first nine months of 1995, the Company originated $222.1 million of such financing, compared with $131.9 million for the first nine months of 1994. Included in the Company's lease and loan portfolio was approximately $887.0 million and $927.2 million, related to IBM and affiliated companies, at September 30, 1995 and December 31, 1994, respectively. Of these amounts, $837.8 million and $752.1 million were included in the Company's operating lease portfolio at September 30, 1995, and December 31, 1994, respectively. The pre-tax income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was approximately $66.2 million and $31.0 million in the first nine months of 1995 and 1994, respectively.

CREDIT RATING:

On August 28, 1995, Moody's Investors Service, Inc. announced that it upgraded its rating for the Company's long-term debt from A3 to A1.

                                 -4-










<PAGE 7>
Item 2.
                        IBM CREDIT CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Net earnings for the nine months ended September 30, 1995, were $175.4 million, yielding an annualized return on average equity of 21.7 percent.

FINANCING ORIGINATED

In the first nine months of 1995, the Company originated capital equipment financing for end users of $3,156.6 million, an 82 percent increase from $1,737.2 million for the same 1994 period. For the first nine months of 1995, originations of working capital financing for dealers and remarketers of information industry products increased by 37 percent to $7,090.2 million, from $5,157.1 million for the first nine months of 1994.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States throughout the first nine months of 1995, compared with the same 1994 period. Furthermore, the trend for customers to finance their acquisitions with the Company has increased during the first nine months of 1995, compared with the same 1994 period.

Capital equipment financings for end users comprised purchases of $1,966.1 million of information handling systems from IBM, financing originated for installment receivables of $132.7 million, financing for IBM software and services of $479.1 million, installment and lease financing for state and local government customers of $235.1 million for the account of IBM, and other financing of $343.6 million for IBM equipment, as well as selected complementary non-IBM equipment that meets IBM customers' total solution requirements. The purchases of $1,966.1 million from IBM consisted of $1,252.2 million for capital leases and $713.9 million for operating leases.

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

The growth in working capital financing originations reflects volume increases in both IBM's workstation products and non-IBM products for remarketers financed by the Company throughout the first nine months of 1995. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing average 45 days. Payment terms for accounts receivable secured financing typically range from 30 days to 180 days.
                                 -5-












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

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities are comprised of income from remarketed capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment.

At September 30, 1995, the investment in remarketed equipment on capital and operating leases totaled $588.9 million, a decrease of 6 percent from the 1994 year-end investment of $623.7 million. For the three months ended September 30, 1995, the remarketing activities contributed $37.0 million to pre-tax earnings, a decrease of 2 percent compared with $37.8 million for the same 1994 period. The remarketing activities contributed $115.7 million to pre-tax earnings for the first nine months of 1995, remaining essentially unchanged from the $115.0 million for the same 1994 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 9 for additional details.

ASSETS

Total assets increased to $10.5 billion at September 30, 1995, compared with $9.7 billion at December 31, 1994. This increase is primarily the result of financings originated of $10.2 billion exceeding cash collections of $8.0 billion on capital leases, loans receivable and working capital financing receivables, and growth of $187.6 million in investment in equipment on operating leases during the first nine months of 1995, offset in part by payments to IBM of cash and non-cash dividends of $146.4 million and a current tax liability of $330.8 million.

Marketable securities, presented in the Consolidated Statement of Financial Position at amortized cost which approximates market value, were comprised of corporate debt securities. The Company intends to hold these securities to maturity.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $7,133.3 million of debt at September 30, 1995. Total short-term and long-term debt increased by approximately $1,194.4 million, from $5,938.9 million at December 31, 1994. This increase was the result of increases in commercial paper outstanding of $1,222.5 million, medium-term notes of $348.6 million and other short-term debt of $6.1 million, offset by a decrease in long-term debt of $382.8 million. Included in long-term debt at September 30, 1995, and December 31, 1994, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.
                                 -6-













<PAGE 9>
LIABILITIES AND STOCKHOLDER'S EQUITY  (continued)

The Company has available $1.5 billion of a shelf registration with the Securities and Exchange Commission for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on September 30, 1994, to sell, assign, pledge or transfer up to $4.0 billion of assets to third parties through December 31, 1995. A subsidiary of the Company has available $450.0 million of a separate shelf registration for issuance of asset backed securities. The subsidiary's intention to issue any asset backed securities over the next twelve months under this shelf registration is dependent on prevailing market conditions and its need for such funding. The Company also has commercial paper and medium-term note programs.

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

The Company uses agreements related to currency and interest rate to lower costs of funding its business, to diversify sources of funding, or to manage interest rate and currency exposures arising from mismatches between assets and liabilities. The Company enters into such financial instruments solely for hedging purposes. The Company does not enter into such financial instrument transactions for trading or other speculative purposes. The Company routinely evaluates existing and potential counterparty credit exposures associated with such financial instrument transactions to ensure that these exposures remain within credit guidelines. The Company does not anticipate any material adverse effect on its financial position resulting from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties.

Due to IBM Corporation and affiliates decreased by $453.4 million to $1,040.0 million at September 30, 1995, from $1,493.4 million at December 31, 1994. This decrease was primarily attributable to the current tax liability payment of $330.8 million made to IBM in the first nine months of 1995. Due to IBM Corporation and affiliates includes amounts of trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, typically with terms comparable to those offered to other IBM customers, unless the Company is participating in IBM product promotions. Also included in due to IBM Corporation and affiliates are income taxes currently payable under the intercompany tax allocation agreement.
                                 -7-






<PAGE 10>
LIABILITIES AND STOCKHOLDER'S EQUITY  (continued)

Total stockholder's equity at September 30, 1995, was $1,150.2 million, up approximately $29.0 million from year-end 1994. The increase in stockholder's equity reflects net earnings of $175.4 million for the first nine months of 1995, offset by the payments of $145.0 million in cash dividends and $1.4 million in non-cash dividends to IBM during the first nine months of 1995.

At September 30, 1995, the Company's debt-to-equity ratio was 6.2:1, compared with 5.3:1 at year-end 1994, and 5.5:1 at September 30, 1994.

TOTAL CASH USED BEFORE DIVIDENDS

Total cash used before dividends was $215.7 million for the nine months ended September 30, 1995, compared with total cash provided before dividends of $317.3 million for the same 1994 period. Total cash used before dividends reflects $1,012.0 million of cash used in investing and financing activities before dividends, offset by $796.3 million of cash provided by operating activities for the first nine months of 1995. For the first nine months of 1994, total cash provided before dividends reflects $548.1 million of cash used in investing and financing activities before dividends, offset by $865.4 million of cash provided by operating activities.

Cash and cash equivalents at September 30, 1995, totaled $253.7 million, a decrease of $360.7 million, compared with the balance at December 31, 1994.

INCOME FROM LEASES

Income from leases increased 33 percent to $125.5 million for the three months ended September 30, 1995, from $94.1 million for the same 1994 period; for the nine months ended September 30, 1995, income from leases increased 4 percent to $353.7 million, from $340.4 million for the same 1994 period. The growth in capital equipment financings for end users under capital and operating leases during the first nine months of 1995 has contributed to the overall increase in income from leases. The securitization and sale of capital lease receivables in the third quarter of 1994 and the resulting loss of finance income in subsequent periods, partially offset this increase. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $26.5 million and $71.7 million for the three- and nine-month periods of 1995, an increase of 75 percent and 12 percent, respectively, from the comparable 1994 periods.

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

A review of the Company's $625.2 million residual value portfolio at September 30, 1995, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded. The Company recorded a $9.0 million reduction to income from leases during the nine months ended September 30, 1995 to recognize decreases in the expected future residual value of specific leased equipment, compared with $7.0 million for the same 1994 period.
                                 -8-






<PAGE 11>
INCOME FROM LOANS

Income from loans increased 37 percent to $30.6 million for the three months ended September 30, 1995, compared with the same 1994 period; for the first nine months of 1995, income from loans increased 26 percent to $84.2 million, compared with the same 1994 period. These increases were primarily the result of an increase in financing originated for software and services during 1994 and the first nine months of 1995.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 70 percent to $62.2 million for the three months ended September 30, 1995, compared with the same 1994 period; for the first nine months of 1995, income from working capital financing increased 76 percent to $170.1 million, compared with the respective 1994 period. These increases were primarily due to growth in the average working capital financing receivables outstanding and generally higher interest rates charged during the first nine months of 1995, compared with the same 1994 period. The growth in average working capital financing receivables outstanding primarily reflects increased originations as discussed in the "Financing Originated" section.

EQUIPMENT SALES

Equipment sales amounted to $123.5 million for the third quarter of 1995, compared with $193.2 million for the same period in 1994; for the first nine months of 1995, equipment sales amounted to $368.5 million, compared with $505.1 million for the comparable 1994 period. The decrease in equipment sales is due to less equipment available at the end of lease term, which in turn, is primarily due to lower financing originated in prior years. Also contributing to this decrease in equipment sales is the growth of equipment remarketed as operating leases, rather than sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales for the third quarter of 1995 was $13.5 million, a decrease of 55 percent, compared with $29.7 million for the same 1994 period. For the first nine months of 1995, the gross profit on equipment sales decreased 9 percent to $53.0 million, compared with $58.0 million for the same 1994 period. The gross profit margin for the third quarter of 1995 decreased to 11.0 percent, compared with 15.4 percent for the third quarter of 1994; for the first nine months of 1995, the gross profit margin increased to 14.4 percent, compared with 11.5 percent for the same 1994 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the fluctuations in gross profit margins.

OTHER INCOME

Other income decreased 52 percent to $37.1 million for the three months ended September 30, 1995; for the nine months ended September 30, 1995, other income decreased 36 percent to $100.9 million. These decreases are largely attributable to the recognition of one-time pre-tax gains of $46.0 million, net of directly related expenses, for the litigation settlement reached with Comdisco, Inc. during the third quarter of 1994, and $13.3 million on the sale of IBM Credit Investment Management Corporation during the second quarter of 1994.
                                 -9-






<PAGE 12>
OTHER INCOME  (continued)

These items were partially offset by pre-tax gains of $4.3 million recognized on the sale of financing assets during the second quarter of 1995, and $5.0 million recognized upon Comdisco Inc.'s redemption of the convertible subordinated promissory note on March 1, 1995.

Included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio, and fees for the servicing of financing receivables sold.

INTEREST EXPENSE

As a result of rising interest rates and an increase in the Company's average outstanding debt balance, interest expense increased 40 percent to $106.1 million for the three months ended September 30, 1995, and 26 percent to $287.0 million for the nine months ended September 30, 1995, compared with the same 1994 periods. The
Company's year-to-date average cost of debt through September 30, 1995, increased to 6.00 percent, from 4.89 percent for the same period in 1994.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $47.8 million for the third quarter of 1995, an increase of 22 percent compared with the same 1994 period. For the first nine months of 1995, selling, general, and administrative expenses increased 11 percent to $131.6 million, from $119.0 million for the same 1994 period. These increases are primarily a result of the expenses incurred by IBM CS Systems, Inc. since the acquisition date.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

With the continued growth of the Company's working capital financing business in 1994 and the first nine months of 1995, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. Such loans are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company does not believe that this risk will have a material adverse effect on its financial position or results of operations.

The provision for receivable losses increased to $26.7 million for the quarter ended September 30, 1995, compared with $16.6 million for the same period in 1994. For the nine months ended September 30, 1995, the provision for receivable losses increased to $54.0 million, compared with $37.5 million for the comparable period in 1994. The Company provides for receivable losses at the time financing is originated. With the growth of financings originated during the first nine months of 1995, there has been a corresponding increase in the provision for receivable losses. In addition, the Company's timely recognition of probable receivable losses, and its revised estimate of the recoverability of certain specific receivables has contributed to the increase in the provision for receivable losses.
                                 -10-






<PAGE 13>
NET EARNINGS

Net earnings decreased 31 percent to $53.5 million for the third quarter of 1995, compared with $78.0 million for the same period in 1994. For the nine months ended September 30, 1995, net earnings were $175.4 million, a decrease of 14 percent from the same period in 1994. The decrease in net earnings for 1995, compared with 1994, is primarily attributable to the recognition of one-time after-tax gains of $27.9 million for the litigation settlement reached with Comdisco, Inc. during the third quarter of 1994, and $8.1 million for the sale of IBM Credit Investment Management Corporation during the second quarter of 1994. These items were partially offset by one-time after-tax gains recognized upon the sale of financing assets during the second quarter of 1995 and Comdisco, Inc.'s redemption of the convertible subordinated promissory note during the first quarter of 1995.

Despite the decline in net earnings, the Company's working capital financing business expanded, its loan and lease portfolios grew and its capital equipment remarketing operations continued to be profitable, contributing to a favorable performance during the third quarter and first nine months of 1995.

RETURN ON AVERAGE EQUITY

The results for the first nine months of 1995 yielded an annualized return on average equity of 21.7 percent, compared with 26.6 percent for the comparable 1994 period.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995. This standard requires that certain assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized if, upon such review, the sum of expected future cash flows is less than the carrying amount of the asset. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. It is expected that the implementation of SFAS 121 will not materially impact the Company's financial position and results of operations.

The FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan," in May 1993 and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," an amendment of SFAS 114, in October 1994. These standards prescribe impairment measurements and reporting related to certain loans. The Company implemented SFAS 114 and SFAS 118, effective January 1, 1995. The implementation had no material impact on the Company's financial position and results of operations.

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

No reports on Form 8-K have been filed during the first nine months of 1995.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: November 13, 1995           By: /s/ Allison R. Schleicher
      _________________           _____________________________


                                  (Allison R. Schleicher)
                                   Vice President, Finance
                                   and Chief Financial Officer

                                 -12-