Form 10-K
period 1995-12-31
IBM CREDIT CORP
filed 1996-03-18
CIK 353524

<PAGE 1>
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1995

               Commission file number 1-8175
               _____________________________


                   IBM CREDIT CORPORATION
   ______________________________________________________
   (Exact name of registrant as specified in its charter)

                DELAWARE                           22-2351962
        ________________________     ____________________________________
        (State of incorporation)     (IRS employer identification number)

           290 Harbor Drive
           P. O. Box 10399
        Stamford, Connecticut                                 06904-2399
 ________________________________________                    ____________
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  203-973-5100
                                                    ____________

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
         Title of each class                         on which registered
________________________________                  _______________________
5.36% Notes due October 27, 1998                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange






Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ___    ___
As of February 29, 1996, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 29, 1996: NONE.

The registrant meets the conditions set forth in General Instruction J
(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.






















































<PAGE 2>
                             TABLE OF CONTENTS
                             _________________

PART I                                                               Page

Item 1.  Business                                                     3
Item 2.  Properties                                                   3
Item 3.  Legal Proceedings                                            3
Item 4.  Submission of Matters to a Vote of Security Holders          3

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                          3
Item 6.  Selected Financial Data                                      4
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          5
Item 8.  Financial Statements and Supplementary Data                 14
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                         41

PART III

Item 10. Directors and Executive Officers of the Registrant          41
Item 11. Executive Compensation                                      41
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  41
Item 13. Certain Relationships and Related Transactions              41

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 41
                            -2-































<PAGE 3>
                                 PART I

ITEM 1.  BUSINESS:

     The principal business of IBM Credit Corporation (the Company) is the financing of IBM products and services. All the outstanding capital stock of the Company is owned by International Business Machines Corporation (IBM), a New York corporation. The Company finances the purchase and lease of IBM products and related products and services by customers of IBM in the U.S. and finances inventory and accounts receivable for dealers and remarketers of IBM and non-IBM products and services.

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


ITEM 2.  PROPERTIES:

     The Company's principal executive offices in Stamford, Connecticut, comprise approximately 129,000 square feet of office space. The Company occupies this space under an arrangement with IBM, which is the master tenant of this property under long-term lease. IBM CS Systems, Inc., a subsidiary of the Company, maintains offices in Oakbrook, Illinois, under long-term lease.

ITEM 3.  LEGAL PROCEEDINGS:

     None material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


     Omitted pursuant to General Instruction J.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

     All shares of the Company's capital stock are owned by IBM, and accordingly, there is no market for such stock. The Company paid IBM cash dividends of $145,000,000 and noncash dividends of $1,419,000 in 1995 and cash dividends of $295,000,000 in 1994. Dividends are paid as declared by the Board of Directors of the Company.

                            -3-







<PAGE 4>

ITEM 6. SELECTED FINANCIAL DATA:

The following selected financial data should be read in conjunction with  the financial statements of
IBM Credit Corporation and the related notes to the financial statements  included in this document.

(Dollars in thousands)                    1995          1994          1993          1992          1991
                                       ____________   ___________   ___________   ___________   ___________
For the year:
  Finance and other income. . . . . . .$ 1,452,285    $1,484,680    $1,770,430    $1,762,530    $1,644,527
  Gross profit on equipment sales . . .     74,613        68,508        63,580        66,873        75,306
  Interest expense. . . . . . . . . . .    394,572       306,125       365,675       445,816       562,531
  Net earnings. . . . . . . . . . . . .    230,475       250,589       220,220       219,270       200,221
  Dividends . . . . . . . . . . . . . .    146,419       295,000       325,000        50,000        25,000

  Products purchased for leases . . . .  2,931,619     1,659,019     2,165,577     2,794,567     2,786,088
  Loans receivable financing. . . . . .    892,796       496,308       441,939       651,153       665,735
  IBM state and local installment
    receivables and leases. . . . . . .    364,636       232,845       294,166       412,476       486,872
  Other capital equipment financing . .    291,688       376,296       488,594       503,952       352,210
  Working capital financing . . . . . . 10,297,600     7,597,300     5,866,300     4,213,000     4,905,000

  Return on average assets. . . . . . .       2.3%          2.7%          2.0%          2.0%          1.9%
  Return on average equity. . . . . . .      20.9%         24.1%         19.1%         19.0%         20.3%

At end of year:
  Total assets. . . . . . . . . . . . .$11,425,551    $9,667,715   $10,041,543   $11,451,267   $11,326,662
  Net investment in capital leases. . .  3,966,255     3,687,971     4,437,257     6,037,269     5,930,493
  Equipment on operating leases, net. .  1,695,812     1,573,242     1,753,121     1,776,576     1,726,226
  Loans receivable. . . . . . . . . . .  1,473,822     1,070,619     1,037,864     1,416,252     1,558,591
  Working capital financing receivables  3,158,932     2,135,020     1,425,781     1,138,131     1,092,785

  Short-term debt . . . . . . . . . . .  6,472,627     4,355,038     4,227,724     5,399,030     5,343,811
  Long-term debt. . . . . . . . . . . .  1,115,440     1,583,822     2,279,796     2,406,071     2,158,988
  Stockholder's equity. . . . . . . . .  1,208,574     1,121,218     1,150,729     1,255,509     1,086,239

                                                           -4-

























<PAGE 5>
ITEM  7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
        AND RESULTS OF OPERATIONS:

OVERVIEW

Net earnings for 1995 were $230.5 million, yielding a return on average equity of 20.9 percent.

Net earnings for 1994 of $250.6 million benefited from one-time after-tax gains of $8.1 million (pretax of $13.3 million) from the sale of IBM Credit Investment Management Corporation to a Fleet Financial Group subsidiary in the second quarter, and $27.9 million (pretax of $46.0 million), which is net of directly related expenses, from the Company's litigation settlement with Comdisco, Inc. in the third quarter.

ACQUISITION OF CHRYSLER SYSTEMS INC.

On February 8, 1995, the Company acquired all of the issued and outstanding stock of Chrysler Systems Inc. and certain of its affiliates for $133.5 million. The acquisition was consummated pursuant to a share purchase agreement with certain Chrysler Corporation subsidiaries (the Seller). The purchase price was funded by the Company's cash on hand and credits issued to the Seller that were applied against certain future obligations to the Company. IBM CS Systems, Inc., as the company is now known, buys, sells and leases data processing equipment, and provides related technology management services such as equipment procurement and asset management. The transaction was accounted for as a purchase, and IBM CS Systems, Inc. is included in the Company's consolidated financial statements from the date of acquisition.

FINANCING ORIGINATED

For the year ended December 31, 1995, the Company originated capital equipment financing for end users of $4,480.7 million, a 62 percent increase from $2,764.5 million for 1994. For the year ended December 31, 1995, originations of working capital financing for dealers and remarketers of information industry products increased by 36 percent to $10,297.6 million, from $7,597.3 million for 1994.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States throughout 1995, compared with 1994. Furthermore, the propensity for customers to finance their acquisitions with the Company has increased during 1995, compared with 1994.

Capital equipment financings for end users comprised purchases of $2,735.3 million of information handling systems from IBM, financing originated for installment receivables of $166.2 million, financing for IBM software and services of $728.4 million, installment and lease financing for state and local government customers of $364.6 million for the account of IBM, and other financing of $486.2 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements. The purchases of $2,735.3 million from IBM consisted of $1,737.1 million for capital leases and $998.2 million for operating leases.
                            -5-



























































<PAGE 6>
FINANCING ORIGINATED  (Continued)

The  Company's  capital  lease  portfolio primarily includes
direct financing leases.           Direct  financing  leases
consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

The growth in working capital financing originations reflects volume increases in both IBM's workstation products and non-IBM products for remarketers financed by the Company throughout 1995. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities are comprised of income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment.

At December 31, 1995, the investment in remarketed equipment on capital and operating leases totaled $470.5 million, a decrease of 25 percent from the 1994 year-end investment of $623.7 million. For the year ended December 31, 1995, the remarketing activities contributed $150.0 million to pretax earnings, an increase of 6 percent compared with $141.6 million for 1994. Refer to Equipment Sales in Management's Discussion and Analysis on page 11 for additional details.

ASSETS

Total assets increased to $11.4 billion at December 31, 1995, compared with $9.7 billion at December 31, 1994. This increase is primarily the result of financings originated of $13.3 billion exceeding cash collections of $11.5 billion on capital leases, loans receivable and working capital financing receivables, plus growth of $122.6 million in investment in equipment on operating leases during 1995, offset in part by payments to IBM of cash dividends of $145.0 million, noncash dividends of $1.4 million and a tax payment of $330.8 million.
                            -6-






<PAGE 7>
ASSETS  (Continued)

Total financing assets serviced by the Company at December 31, 1995, were $11.8 billion, compared with $10.6 billion at December 31, 1994. Total financing assets serviced include those financing receivables securitized and sold ($610.1 million in 1995, $1,181.6 million in 1994), capital and operating leases ($5,662.1 million in 1995, $5,261.2 million in 1994), loans receivable ($1,473.8 million in 1995,
$1,070.6 million in 1994), working capital financing receivables ($3,158.9 million in 1995, $2,135.0 million in 1994), subordinated interests in trusts resulting from the securitization and sale of financing receivables ($86.8 million in 1995, $159.0 million in 1994) and other assets ($55.4 million in 1995, $90.9 million in 1994), as well as state and local government installment and lease financing receivables of IBM ($757.2 million in 1995, $726.4 million in 1994).

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. At December 31, 1995, the marketable securities consisted entirely of debt securities, and were available-for-sale.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $7,588.1 million of debt at December 31, 1995. Total short-term and long-term debt increased by approximately $1,649.2 million, from $5,938.9 million at December 31, 1994. This increase was the result of increases in commercial paper outstanding of $1,755.7 million, medium-term notes of $147.8 million and $214.1 million payable to IBM at market terms and conditions, maturing on January 2, 1996, offset by a decrease in long-term debt of $468.4 million. Included in long-term debt at December 31, 1995, and December 31, 1994, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.

The Company has available $1.0 billion of a shelf registration with the Securities and Exchange Commission for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on December 13, 1995, to issue and sell up to $4.0 billion of debt securities in domestic and foreign financial markets through December 31, 1996. Included within this $4.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. The Company's intention to issue any debt securities over the next twelve months under this program is dependent on prevailing market conditions and its need for such funding.
                            -7-






























































<PAGE 8>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

The Company has the option, as approved by the Board of Directors on December 13, 1995, to sell, assign, pledge or transfer up to $2.0 billion of assets to third parties through December 31, 1996. Included within this $2.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which a subsidiary of the Company has available. The subsidiary's intention to issue any asset-backed securities over the next twelve months under this shelf registration is dependent on prevailing market conditions and its need for such funding. The Company also has a commercial paper program.

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement. During the fourth quarter of 1994, the Company and IBM signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. As previously mentioned, the Company had borrowings outstanding under this agreement of $214.1 million, at December 31, 1995, payable to IBM. No borrowings were outstanding at December 31, 1994. These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease and loan portfolio, to fund working capital requirements and to service debt.

The Company uses agreements related to currency and interest rate to lower costs of funding its business, to diversify sources of funding, or to manage interest rate and currency exposures arising from mismatches between assets and liabilities. The Company enters into such financial instrument transactions solely for hedging purposes. The Company does not enter into such financial instrument transactions for trading or other speculative purposes. The Company routinely evaluates existing and potential counterparty credit exposures associated with such financial instrument transactions to ensure that these exposures remain within credit guidelines. The Company does not anticipate any material adverse effect on its financial position resulting from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties.
                            -8-














<PAGE 9>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, typically with terms comparable to those offered to other IBM customers, unless the Company is participating in IBM product promotions. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $34.9 million to $1,458.5 million at December 31, 1995, from $1,493.4 million at December 31, 1994. This decline was primarily attributable to the current tax liability payments of $330.8 million made to IBM during 1995, partially offset by a current federal and a consolidated state income tax provision of $137.7 million, and a $181.7 million increase in the amount payable for capital equipment purchases.

Total stockholder's equity at December 31, 1995, was $1,208.6 million, up $87.4 million from year-end 1994. The increase in stockholder's equity reflects 1995 net earnings of $230.5 million and the issuance of $3.3 million of capital stock to IBM, offset by the payment of $145.0 million in cash dividends and $1.4 million in noncash dividends to IBM during 1995. During 1994, a program was developed to periodically transfer certain excess IBM manufacturing assets to the Company for the purpose of remarketing such assets. In exchange for assets IBM transferred to the Company, the Company issued 33 shares and 149 shares of capital stock, par value $1.00 per share, to
IBM  during  the  fourth  quarters   of   1995   and   1994,
respectively.

At December 31, 1995, the Company's debt to equity ratio was 6.3:1, compared with 5.3:1 at December 31, 1994.

TOTAL CASH USED BEFORE DIVIDENDS

Total cash used before dividends was $132.5 million in 1995, compared with total cash provided before dividends of $299.4 million in 1994. Total cash used before dividends reflects $1,984.7 million of cash used in investing and financing activities before dividends, offset by $1,852.2 million of cash provided by operating activities in 1995. For 1994, total cash provided before dividends reflects $1,591.3 million of cash used in investing and financing activities before dividends, offset by $1,890.7 million of cash provided by operating activities. Cash and cash equivalents at December 31, 1995, totaled $336.8 million, a decrease of $277.5 million, compared with the balance at December 31, 1994.
                            -9-











<PAGE 10>
INCOME FROM LEASES

Income from leases increased 7 percent to $466.4 million for the year ended December 31, 1995, from $437.6 million in 1994. The growth in capital equipment financings for end users under capital and operating leases during 1995 contributed to the overall increase in income from leases. The securitization and sale of capital lease receivables in the third quarter of 1994 and the resulting loss of finance income in subsequent periods partially offset this increase. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $91.4 million in 1995, an increase of 14 percent from 1994.

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

A review of the Company's $666.3 million residual value portfolio at December 31, 1995, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company recorded a $16.0 million reduction to income from leases during 1995 to recognize decreases in the expected future residual value of specific leased equipment, compared with $7.0 million during 1994.

INCOME FROM LOANS

Income from loans increased 27 percent to $117.7 million in 1995, compared with $92.7 million in 1994. This increase was primarily the result of an increase in financing originated for software and services during 1994 and 1995.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 71 percent to $242.5 million in 1995, compared with $141.7 million in 1994. This increase was primarily due to growth in the average working capital financing receivables outstanding and generally higher interest rates charged during 1995, compared with 1994. The growth in average working capital financing receivables outstanding primarily reflects increased originations.
                            -10-













<PAGE 11>
EQUIPMENT SALES

Equipment sales amounted to $493.6 million in 1995, compared with $625.7 million in 1994. The decrease in equipment sales reflects less equipment available at the end of lease term, which in turn is primarily due to lower financing originated in prior years. Also contributing to this decrease in equipment sales is the growth of equipment remarketed as operating leases, rather than sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales in 1995 was $74.6 million, an increase of 9 percent, compared with $68.5 million in 1994. The gross profit margin in 1995 increased to 15.1 percent, compared with 10.9 percent in 1994. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the increase in gross profit margins.

OTHER INCOME

Other income decreased 29 percent to $132.0 million in 1995, compared with $187.0 million in 1994. This decrease is largely attributable to the recognition of one-time pretax gains of $46.0 million, net of directly related expenses, for the litigation settlement reached with Comdisco, Inc. during the third quarter of 1994, and $13.3 million on the sale of IBM Credit Investment Management Corporation during the second quarter of 1994. These items were partially offset by pretax gains of $4.3 million recognized from the sale of financing assets during the second quarter of 1995, and $5.0 million recognized upon Comdisco, Inc.'s redemption of the convertible subordinated promissory note on March 1, 1995.

The securitization and sale of financing receivables generally accelerates the recognition of income and can result in a current period gain or loss. The amount of such gain or loss is dependent on a number of factors and may create a degree of volatility in earnings depending on the type of receivables securitized and sold, the structure of the transaction, and prevailing financial market conditions. No material gain or loss resulted from the $300.0 million securitization and sale of capital lease and loan receivables in the third quarter of 1994. The Company continues to service the financing receivables securitized and sold, and earns a fee, which is included in other income.

Also included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio.

INTEREST EXPENSE







As a result of rising interest rates and an increase in the Company's average outstanding debt balance, interest expense increased 29 percent to $394.6 million in 1995, compared with $306.1 million in 1994. The Company's average cost of debt in 1995 increased to 6.0 percent, from 5.0 percent in 1994.
                            -11-


























































<PAGE 12>
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $190.4 million in 1995, an increase of 16 percent compared with $163.9 million in 1994. This increase is primarily a result of the expenses incurred by IBM CS Systems, Inc. since the acquisition date.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

With the continued growth of the Company's working capital financing business in 1994 and 1995, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. At December 31, 1995, almost 70 percent of the working capital financing receivables outstanding were concentrated in ten working capital accounts, up from approximately 64 percent at December 31, 1994. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1995 and 1994, and does not believe that these risks will have a material adverse effect on its financial position or results of operations.

The provision for receivable losses increased to $68.4 million in 1995, compared with $44.1 million in 1994. The Company provides for receivable losses at the time financings are originated for capital equipment. With the growth of capital equipment financings originated during 1995, there has been a corresponding increase in the provision for receivable losses. In addition, the Company's timely recognition of probable receivable losses and its revised estimate of the recoverability of certain specific working capital financing receivables have contributed to the increase in the provision for receivable losses.

INCOME TAXES

The effective tax rate in 1995 was 39.3 percent, compared with 39.4 percent in 1994. Consistent with 1995, the Company expects its effective tax rate to continue to approximate the statutory federal and state income tax rates in future years.

NET EARNINGS

Net earnings decreased 8 percent to $230.5 million in 1995, compared with $250.6 million in 1994. The decrease in net earnings in 1995, compared with 1994, is primarily attributable to the recognition of one-time after-tax gains of $27.9 million for the litigation settlement reached with Comdisco, Inc. during the third quarter of 1994, and $8.1 million for the sale of IBM Credit Investment Management Corporation during the second quarter of 1994.
                            -12-



























































<PAGE 13>
NET EARNINGS  (Continued)

These items were partially offset on a year-to-year basis by one-time after-tax gains recognized upon the sale of financing assets during the second quarter of 1995 and Comdisco, Inc.'s redemption of the convertible subordinated promissory note during the first quarter of 1995.

Despite the decline in net earnings, the Company's working capital financing business expanded, its loan and lease portfolios grew and its capital equipment remarketing operations continued to be profitable, contributing to a favorable performance during 1995.

RETURN ON AVERAGE EQUITY

The 1995 results yielded an annualized return on average equity of 20.9 percent, compared with 24.1 percent in 1994.

ACCOUNTING CHANGES

The Company implemented new accounting standards in 1995 and
1994.   None of these standards had a material effect on the
financial position or results of operations of the Company.

Effective January 1, 1995, the Company implemented Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." These standards prescribe impairment measurements and reporting related to certain loans.

In 1995, the Company implemented SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles which are either held and used or to be disposed of. The Company was generally in conformance with this standard prior to adoption.

Effective January 1, 1994, the Company implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.
                            -13-








<PAGE 14>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
<AUDIT-REPORT>

Report of Independent Accountants



To the Stockholder and Board of Directors of IBM Credit Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 41 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Stamford, CT
January 19, 1996, except as to the Subsequent Event note on
  page 39, which is as of January 31, 1996
</AUDIT-REPORT>
                            -14-






















<PAGE 15>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION at December 31:

(Dollars in thousands)

                                                  1995           1994
                                              ___________     __________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   336,839     $  614,339
  Marketable securities. . . . . . . . . . .       89,930           -
  Net investment in capital leases . . . . .    3,966,255      3,687,971
  Equipment on operating leases, net . . . .    1,695,812      1,573,242
  Loans receivable . . . . . . . . . . . . .    1,473,822      1,070,619
  Working capital financing receivables. . .    3,158,932      2,135,020
  Investments and other assets . . . . . . .      597,882        382,910
  Due and deferred from receivable sales . .      106,079        203,614
                                              ___________     __________
Total Assets                                  $11,425,551     $9,667,715
                                              ===========     ==========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,258,485     $4,355,038
  Short-term debt, IBM . . . . . . . . . . .      214,142           -
  Due to IBM and affiliates. . . . . . . . .    1,458,466      1,493,449
  Interest and other accruals. . . . . . . .      505,278        462,277
  Deferred income taxes. . . . . . . . . . .      665,166        651,911
  Long-term debt . . . . . . . . . . . . . .      990,440      1,458,822
  Long-term debt, IBM. . . . . . . . . . . .      125,000        125,000
                                              ___________     __________
     Total liabilities . . . . . . . . . . .   10,216,977      8,546,497
                                              ___________     __________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       932 in 1995 and 899 in 1994 . . . . .      457,011        453,711
  Retained earnings. . . . . . . . . . . . .      751,563        667,507
                                              ___________     __________
     Total stockholder's equity. . . . . . .    1,208,574      1,121,218
                                              ___________     __________
Total Liabilities and Stockholder's Equity    $11,425,551     $9,667,715
                                              ===========     ==========

The accompanying notes are an integral part of this statement.

                            -15-







<PAGE 16>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

For the year ended December 31:

(Dollars in thousands)
                                              1995        1994        1993
                                           ___________ ___________ ___________
FINANCE AND OTHER INCOME:

  Income from leases:
    Capital leases . . . . . . . . . . . . $  281,072  $  308,313  $  450,071
    Operating leases (net of depreciation:
     1995 - $1,035,480, 1994 - $701,055
     and 1993 - $662,898). . . . . . . . .    185,317     129,314     123,326
                                           ___________ ___________ ___________
                                              466,389     437,627     573,397

  Income from loans. . . . . . . . . . . .    117,728      92,656     112,339
  Income from working capital financing. .    242,508     141,655     104,286
  Equipment sales. . . . . . . . . . . . .    493,619     625,729     840,944
  Other income. . . . . . . .  . . . . . .    132,041     187,013     139,464
                                           ___________ ___________ ___________
    Total finance and other income . . . .  1,452,285   1,484,680   1,770,430
                                           ___________ ___________ ___________

COST AND EXPENSES:

  Interest . . . . . . . . . . . . . . . .    394,572     306,125     365,675
  Cost of equipment sales. . . . . . . . .    419,006     557,221     777,364
  Selling, general, and administrative . .    190,360     163,945     185,493
  Provision for receivable losses. . . . .     68,417      44,097      38,017
  Restructuring charges. . . . . . . . . .       -           -         10,489
                                           ___________ ___________ ___________
    Total cost and expenses. . . . . . . .  1,072,355   1,071,388   1,377,038
                                           ___________ ___________ ___________

EARNINGS BEFORE INCOME TAXES . . . . . . .    379,930     413,292     393,392

Provision for income taxes . . . . . . . .    149,455     162,703     173,172
                                           ___________ ___________ ___________
NET EARNINGS . . . . . . . . . . . . . . .    230,475     250,589     220,220

Dividends . .  . . . . . . . . . . . . . .   (146,419)   (295,000)   (325,000)
Retained earnings, January 1 . . . . . . .    667,507     711,918     816,698
                                           ___________ ___________ ___________
Retained earnings, December 31 . . . . . . $  751,563  $  667,507  $  711,918
                                           =========== =========== ===========

The accompanying notes are an integral part of this statement.

                            -16-








<PAGE 17>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31:

(Dollars in thousands)                     1995         1994*        1993*
                                       ____________ ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . .$   230,475  $   250,589  $   220,220
   Adjustments to reconcile net
    earnings to cash provided by
    operating activities:
   Depreciation and amortization. . . .  1,039,812      700,643      667,593
   Provision for receivable losses. . .     68,417       44,097       38,017
   Change in deferred income taxes. . .     11,599     (159,372)      95,112
   Increase in interest and other
    accruals. . . . . . . . . . . . . .     35,309      149,813       41,724
   Gross profit on equipment sales. . .    (74,613)     (68,508)     (63,580)
   Other items that provided (used)
    cash:
     Proceeds from equipment sales. . .    493,619      625,729      840,944
     Change in amounts due IBM and
      affiliates. . . . . . . . . . . .    (34,983)     248,802     (144,199)
     Other, net . . . . . . . . . . . .     82,586       98,954     (266,932)
                                       ____________ ____________ ____________
Cash provided by operating activities .  1,852,221    1,890,747    1,428,899
                                       ____________ ____________ ____________
CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . . (1,863,923)  (1,194,559)  (1,397,459)
   Collection of capital leases, net
    of income earned. . . . . . . . . .  1,336,054    1,206,120    1,612,983
   Investment in equipment on
    operating leases. . . . . . . . . . (1,067,696)    (464,460)    (768,118)
   Investment in loans receivable . . .   (892,796)    (496,308)    (441,939)
   Collection of loans receivable,
    net of interest earned. . . . . . .    484,593      423,455      668,544
   Investment in working capital
    financing receivables, net of
    cash collected. . . . . . . . . . . (1,056,420)    (714,636)    (685,651)
   Purchases of marketable securities .   (255,888)        -            -
   Maturities of marketable securities.    165,958         -            -
   Cash payment for business acquired .    (92,478)        -            -
   Proceeds from sale of financing
    receivables . . . . . . . . . . . .       -         300,000    1,350,000
   Other, net . . . . . . . . . . . . .   (354,420)     (87,422)    (135,492)
                                       ____________ ____________ ____________
Cash (used in) provided by investing
 activities . . . . . . . . . . . . . . (3,597,016)  (1,027,810)     202,868
                                       ____________ ____________ ____________

<F1>
The accompanying notes are an integral part of this statement.
<F2>






* Reclassified to conform with 1995 presentation.

                            -17-






























































<PAGE 18>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS                              (Continued)

For the year ended December 31:

(Dollars in thousands)                     1995         1994*        1993*
                                       ____________ ____________ ____________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of
    long-term debt. . . . . . . . . . .    379,539      668,849    1,670,009
   Repayment of debt with original
    maturities of one year or more. . .   (665,601)    (771,337)  (1,313,432)
   Issuance (repayment) of debt with
    original maturities within one year  1,898,357     (461,001)  (1,652,010)
   Cash dividends paid to IBM . . . . .   (145,000)    (295,000)    (325,000)
                                       ____________ ____________ ____________
Cash provided by (used in) financing
 activities . . . . . . . . . . . . . .  1,467,295     (858,489)  (1,620,433)
                                       ____________ ____________ ____________

Change in cash and cash equivalents . .   (277,500)       4,448       11,334

Cash and cash equivalents, January 1. .    614,339      609,891      598,557
                                       ____________ ____________ ____________
Cash and cash equivalents, December 31.$   336,839  $   614,339  $   609,891
                                       ============ ============ ============

<F1>
Supplemental schedule of noncash investing and financing activities:

During the fourth quarters of 1995 and 1994, respectively, the Company issued to IBM 33 and 149 shares of capital stock, par value $1.00 per share, in exchange for assets IBM transferred to the Company. The assets transferred during 1995 had a net book value of $0.5 million, which approximated fair value, and a deferred tax asset value of $2.8 million. The assets transferred during 1994 had a net book value of $1.9 million, which approximated fair value, and a deferred tax asset value of $13.0 million. As a result, stockholder's equity was increased by $3.3 million and $14.9 million during 1995 and 1994, respectively.

During the second quarter of 1995, the Company paid IBM $1.4
million   in   noncash   dividends,  representing  financing
receivables transferred to IBM by the Company.

The purchase price for the acquisition of Chrysler Systems Inc. during the first quarter of 1995, was funded by the Company's cash on hand and credits of $41.0 million issued to certain Chrysler Corporation subsidiaries that were applied against certain future obligations to the Company.
<F2>
The accompanying notes are an integral part of this statement.






<F3>
* Reclassified to conform with 1995 presentation.

                            -18-





























































<PAGE 19>
IBM CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and those of its subsidiaries that are more than 50 percent owned. Investments in partnerships in which the Company has typically a 20 percent ownership are accounted for using the equity method.

Cash and Cash Equivalents: Time deposits with original maturities generally of three months or less are included in cash and cash equivalents. Cash paid for interest was $388.3 million, $315.9 million and $366.2 million in 1995, 1994 and 1993, respectively.

Marketable Securities: The Company's marketable securities, all of which are debt securities, are available-for-sale.
The carrying amount of the debt securities approximates market value.

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

Equipment on Operating Leases: Equipment is depreciated on a straight-line basis to its estimated residual value over the lease term.

Equipment Sales Income Recognition: Revenue from equipment sales to existing lessees is recognized at the effective date a purchase provision is exercised. Revenue from sales to parties other than existing lessees is recognized when title transfers.

Allowance  for  Receivable  Losses:     The  allowance   for
receivable losses is determined on the basis of actual collection experience and estimated collectibility of the related assets.

Income Taxes: The application of the intercompany tax allocation agreement (the Agreement) between the Company and its parent company, IBM, was mutually clarified during the first quarter of 1993. The Agreement now aligns the settlement of federal and state tax benefits and/or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return and files separate state tax returns in selected states. Included in amounts due to IBM and affiliates at December 31, 1995, and






1994, are $40.9 million and $246.2 million, respectively, of current income taxes payable as determined in accordance with the Agreement. Cash paid for income taxes to IBM and to states that require separate tax returns in 1995, 1994 and 1993 was $339.2 million, $348.3 million and $120.6 million, respectively.
                            -19-



























































<PAGE 20>
SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Financial Instruments: The Company uses agreements related to currency and interest rate to lower costs of funding its business, to diversify sources of funding, or to manage interest rate and currency exposures arising from mismatches between assets and liabilities. The Company enters into such financial instrument transactions solely for hedging purposes. The Company does not enter into such financial instrument transactions for trading or other speculative purposes. Debt obligations denominated in foreign currencies and subject to foreign currency swap agreements are included in the Consolidated Statement of Financial Position at the contractual rate of exchange in the respective foreign currency swap agreement. Gains and losses on forward contracts and purchased options, designated as hedges, are deferred and included in the settlement of the related transaction.

Use of Estimates: Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of receivables, recoverability of residual values of equipment on capital and operating leases, and useful economic life of long-term fixed assets. The Company regularly assesses these estimates, and while actual results may differ from these estimates, management believes that material changes will not occur in the near term.


RELATIONSHIP WITH IBM:

Pursuant to a Support Agreement between IBM and the Company, IBM has agreed to retain 100 percent of the voting capital stock of the Company, unless required to dispose of any or all such shares of stock pursuant to a court decree or order of any governmental authority that in the opinion of counsel to IBM may not be successfully challenged. IBM has also agreed to cause the Company to have a tangible net worth of at least $1.00 at all times. The Support Agreement provides that it shall not be deemed to constitute a guarantee by IBM to any party of the payment of any debt or other obligation, indebtedness or liability of the Company. The Support Agreement may not be modified, amended or terminated while there is outstanding any debt of the Company, unless all holders of such debt have consented in writing.

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






The Company is reimbursed by IBM for any price adjustments and concessions that reduce the amount of receivables previously purchased by the Company.
                            -20-






























































<PAGE 21>
RELATIONSHIP WITH IBM (Continued):

The operating agreement with IBM also provides that IBM will offer term leases of the Company to creditworthy potential lessees. IBM's sales price of the equipment to the Company will typically be at the purchase price payable by the lessee, unless the Company is participating in IBM product promotions.

The Company also has an agreement with IBM that provides that credit losses on working capital financing receivables arising from sales of IBM equipment to authorized dealers and remarketers in excess of 2.25 percent of the average aggregate monthly receivables balance for any given year will be reimbursed to the Company by IBM. The Company has not received any payments from IBM as a result of this agreement. In addition to this agreement, IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $9.3 million, $3.1 million and $4.6 million of such losses have been reimbursed by IBM in 1995, 1994 and 1993, respectively.

The Company has a liquidity agreement with IBM International Finance, N.V. (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this agreement, the Company has entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these agreements at December 31, 1995 and 1994.

From time to time, the Company will either borrow funds from or lend funds to IBM and its affiliates, at prevailing interest rates. During the fourth quarter of 1994, the Company and IBM signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The purpose of these agreements is to finance the borrower's assets, for working capital or for other general corporate purposes. At December 31, 1995, the Company had borrowings outstanding under this agreement of $214.1 million, payable to IBM. This borrowing was repaid on January 2, 1996. There were no borrowings outstanding under these agreements at December 31, 1994.

The Company, together with IBM and IIF, has the option to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units, or its equivalent in any other currency. This option is part of a $4.0 billion Board of Directors' authorization the






Company has to issue and sell debt securities in domestic and foreign financial markets through December 31, 1996. The Company's intention to issue any debt securities over the next twelve months under this program is dependent on prevailing market conditions and the Company's need for such funding.

                            -21-


























































<PAGE 22>
RELATIONSHIP WITH IBM (Continued):

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.


MARKETABLE SECURITIES:

The following is a summary of marketable securities at December 31, 1995, which were available-for-sale. The marketable securities consisted entirely of debt securities. There were no marketable securities outstanding at December 31, 1994. Contractual maturities of marketable debt securities at December 31, 1995, are between one and five years. It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties.

(Dollars in thousands)

Corporate . . . . . . . . . . . . . . . . $68,220
U.S. federal agency . . . . . . . . . . .  21,710
                                          _______
Total, which approximates market value. . $89,930
                                          =======

NET INVESTMENT IN CAPITAL LEASES:

The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. The components of the net investment in direct financing leases at December 31, 1995 and 1994, are as follows:

(Dollars in thousands)                          1995         1994
                                             ___________  ___________
Gross lease payments receivable . . . . .    $4,071,811   $3,735,154
Estimated unguaranteed residual values. .       293,497      287,511
Deferred initial direct costs . . . . . .        20,520       30,076
Unearned income . . . . . . . . . . . . .      (576,149)    (547,685)
Allowance for receivable losses . . . . .       (46,266)     (24,389)
                                             ___________  ___________
                                             $3,763,413   $3,480,667
                                             ===========  ===========
                            -22-










<PAGE 23>
NET INVESTMENT IN CAPITAL LEASES (Continued):

The   scheduled   maturities   of   minimum  lease  payments
outstanding at December 31, 1995, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 45%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 31
25 to 36 months . . . . . . . . . . . . . . . . . . . . 17
37 to 48 months . . . . . . . . . . . . . . . . . . . .  6
After 48 months . . . . . . . . . . . . . . . . . . . .  1
                                                       ____
                                                       100%
                                                       ====

Included  in the net investment in capital leases are $118.4 million and $252.8 million of seller  interest  at  December
31,   1995   and   1994,   respectively,   relating  to  the
securitization of such leases.

Leveraged lease investments include coal-fired electric generating facilities, commercial aircraft and other non-IBM manufactured equipment. Leveraged leases have remaining terms ranging from six to twenty-three years. The components of the net investment in leveraged leases at December 31, 1995 and 1994, are as follows:

(Dollars in thousands)                          1995         1994
                                             __________   __________
Net rents receivable. . . . . . . . . .      $ 263,800    $ 269,649
Estimated unguaranteed residual values.         39,752       40,752
Unearned and deferred income. . . . . .        (94,606)     (95,926)
Allowance for receivable losses . . . .         (6,104)      (7,171)
                                             __________   __________
Investment in leveraged leases. . . . .        202,842      207,304
Less:  Deferred income taxes. . . . . .       (206,487)    (227,096)
                                             __________   __________
Net investment in leveraged leases. . .      $  (3,645)   $ (19,792)
                                             ==========   ==========

Refer to the note  on  page  26,  Allowance  for  Receivable
Losses, for a reconciliation of the direct financing leases and leveraged leases allowances for receivable losses.


EQUIPMENT ON OPERATING LEASES:

Operating leases consist principally of IBM information handling equipment with terms generally from two to four years. The components of equipment on operating lease at December 31, 1995 and 1994, are as follows:

(Dollars in thousands)                         1995          1994
                                           ____________  ____________
Cost. . . . . . . . . . . . . . . . . . .  $ 3,752,380   $ 3,135,364
Accumulated depreciation. . . . . . . . .   (2,056,568)   (1,562,122)
                                           ____________  ____________
                                           $ 1,695,812   $ 1,573,242
                                           ============  ============






                            -23-

































































<PAGE 24>
EQUIPMENT ON OPERATING LEASES  (Continued):

Minimum future rentals were approximately $1,550.7 million at December 31, 1995. The scheduled maturities of the minimum future rentals at December 31, 1995, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 44%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 32
25 to 36 months . . . . . . . . . . . . . . . . . . . . 16
37 to 48 months . . . . . . . . . . . . . . . . . . . .  5
After 48 months . . . . . . . . . . . . . . . . . . . .  3
                                                       ____
                                                       100%
                                                       ====
LOANS RECEIVABLE:

Loans receivable include installment receivables which are principally financings of customer purchases of IBM information handling products. Also included are other financings, comprising primarily IBM software and services. The components of loans receivable at December 31, 1995 and 1994, are as follows:

(Dollars in thousands)                      1995         1994
                                        ___________  ___________
Gross loans receivable . . . . . . .    $1,743,920   $1,257,434
Deferred initial direct costs. . . .         9,259        8,481
Unearned income. . . . . . . . . . .      (219,988)    (153,631)
Allowance for receivable losses. . .       (59,369)     (41,665)
                                        ___________  ___________
                                        $1,473,822   $1,070,619
                                        ===========  ===========

The scheduled maturities of loans receivable outstanding at December 31, 1995, expressed as a percentage of the total, are due approximately as follows:

Within 12 months . . . . . . . . . . . . . . . . . . . 41%
13 to 24 months. . . . . . . . . . . . . . . . . . . . 32
25 to 36 months. . . . . . . . . . . . . . . . . . . . 18
37 to 48 months. . . . . . . . . . . . . . . . . . . .  7
After 48 months. . . . . . . . . . . . . . . . . . . .  2
                                                      ____
                                                      100%
                                                      ====

Included in loans receivable are $63.0 million and $65.7 million at December 31, 1995, and 1994, respectively, that are due from the Company's term lease partnerships. Such loans are secured by the general pool of leases in the partnerships. Also included in loans receivable are $29.5 million and $36.6 million of seller interest at December 31, 1995, and 1994, respectively, relating to the securitization of such loans.

Refer to the note  on  page  26,  Allowance  for  Receivable
Losses,   for  a  reconciliation  of  the  loans  receivable
allowance for receivable losses.






                            -24-

































































<PAGE 25>
WORKING CAPITAL FINANCING RECEIVABLES:

Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products and services. Inventory financing includes the financing of the purchase by these dealers and remarketers of information handling products. With the growth of the Company's working capital financing business in 1995 and 1994, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. As previously discussed in the note on pages 20 through 22, Relationship with IBM, the Company would be indemnified by IBM for excess credit losses on working capital financing receivables arising from sales of IBM equipment to authorized dealers and remarketers. The Company has not received any payments from IBM as a result of this arrangement. In addition to this agreement, IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $9.3 million, $3.1 million and $4.6 million of such losses have been reimbursed by IBM in 1995, 1994 and 1993, respectively.

Payment terms for inventory-secured financing generally range from 30 days to 45 days. Accounts receivable financing includes the financing of trade accounts receivable for these dealers and remarketers. Payment terms for accounts receivable secured financing typically range from 30 days to 90 days. The components of working capital financing receivables at December 31, 1995, and 1994, are as follows:

(Dollars in thousands)
                                           1995         1994
                                        ___________  ___________
Working capital financing receivables   $3,206,736   $2,151,284
Allowance for receivable losses . . .      (47,804)     (16,264)
                                        ___________  ___________
                                        $3,158,932   $2,135,020
                                        ===========  ===========

Included in working capital financing receivables are $693.7 million and $662.2 million of seller interest at December 31, 1995, and 1994, respectively, relating to the securitization of such receivables. Additionally, the Company has $1,001.2 million of approved but unused working capital financing credit lines available to customers at December 31, 1995.

Refer to the note  on  page  26,  Allowance  for  Receivable
Losses,   for   a  reconciliation  of  the  working  capital
financing receivables allowance for receivable losses.
                            -25-











<PAGE 26>
ALLOWANCE FOR RECEIVABLE LOSSES:

The  following  is  a  reconciliation  of  the allowance for
receivable  losses,  by  portfolio,  for  the  years   ended
December 31, 1995, 1994 and 1993:

(Dollars in thousands)           Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1995            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $ 89,489   $24,389    $ 7,171    $41,665   $16,264
Provision for
 receivable losses. .   68,417    16,208       -        21,200    31,009
Accounts written off
 (net of recoveries).   (5,680)    2,967     (1,067)    (7,232)     (348)
Transfers from
 allowance for losses
 on receivables sold
 and other, net . . .    7,317     2,702       -         3,736       879
                      _________ _________ __________ __________ _________
End of year . . . . . $159,543   $46,266    $ 6,104    $59,369   $47,804
                      ========= ========= ========== ========== =========

                                 Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1994            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $126,440  $ 47,398    $ 7,240   $ 57,504   $14,298
Provision for
 receivable losses. .   44,097    37,200       -         1,500     5,397
Accounts written off
 (net of recoveries).  (75,533)  (54,610)       (69)   (17,862)   (2,992)
Transfers (to) from
 allowance for losses
 on receivables sold
 and other, net . . .   (5,515)   (5,599)      -           523      (439)
                      _________ _________ __________ __________ _________
End of year . . . . . $ 89,489  $ 24,389    $ 7,171   $ 41,665   $16,264
                      ========= ========= ========== ========== =========

                                 Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1993            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $178,381  $ 74,548   $ 24,890   $ 69,971   $ 8,972
Provision for
 receivable losses. .   38,017    18,556       -        13,460     6,001
Accounts written off
 (net of recoveries).  (80,773)  (45,336)   (17,650)   (16,585)   (1,202)
Transfers (to) from
 allowance for losses
 on receivables sold
 and other, net . . .   (9,185)     (370)      -        (9,342)      527
                      _________ _________ __________ __________ _________
End of year . . . . . $126,440  $ 47,398    $ 7,240   $ 57,504   $14,298
                      ========= ========= ========== ========== =========
                            -26-








<PAGE 27>
ALLOWANCE FOR RECEIVABLE LOSSES  (Continued):

The reconciliation of the allowance for receivable losses, by portfolio, presented on page 26, excludes the allowance for estimated credit losses on receivables sold, which is included in the note on page 28, Due and Deferred From Receivable Sales. The allowance for estimated credit losses on receivables sold is maintained for credit enhancement purposes.

At December 31, 1995, 1994 and 1993, the allowance for receivable losses approximated 1.6 percent, 1.1 percent and
1.5 percent, respectively, of the Company's portfolio of leases, loans and working capital financing receivables. The rise in this ratio from 1994 to 1995 was due to fewer accounts written off and an increase in specific reserves recorded for certain receivables.


INVESTMENTS AND OTHER ASSETS:

The components of investments and other assets  at  December
31, 1995, and 1994, are as follows:

(Dollars in thousands)
                                                   1995        1994
                                                 ________    ________
Receivables from customers  . . . . . . . . .    $223,851    $148,884
Receivables from affiliates . . . . . . . . .     215,292      96,958
Investments in partnerships and other . . . .      72,524       3,873
Remarketing inventory . . . . . . . . . . . .      50,822      72,973
Other assets  . . . . . . . . . . . . . . . .      35,393      40,222
Note receivable from Comdisco, Inc. . . . . .        -         20,000
                                                 ________    ________
                                                 $597,882    $382,910
                                                 ========    ========

Pursuant to the settlement agreement reached among IBM, the Company, certain partnerships in which the Company is the general partner and Comdisco, Inc. (Comdisco) during 1994, Comdisco delivered $70.0 million in cash to the Company, $20.0 million of which the Company loaned back to Comdisco in exchange for an interest-bearing convertible subordinated promissory note, which was repaid on March 1, 1995. Refer to the note on page 38, Litigation Settlement, for details.

Included in other assets at December 31, 1995, and 1994, are $6.5 million and $2.9 million, respectively, on deposit in restricted accounts, held as security deposits received from customers. Also included in other assets at December 31, 1995, and 1994, are $4.1 million and $6.9 million, respectively, on deposit in restricted accounts for purposes of credit enhancement. The Company, as servicer, deposited the cash in connection with certain tax-exempt grantor trusts comprised of pools of IBM state and local government installment receivables. The trustee of each grantor trust is entitled to draw upon the amounts in the restricted accounts, in the event of nonperformance, default or other loss relating to such installment receivables.






                            -27-

































































<PAGE 28>
DUE AND DEFERRED FROM RECEIVABLE SALES:

The Company sold financing receivables to investors subject to limited recourse provisions in 1994. There were no additional sales in 1995. The Company's subordinated interests in trusts, cash deposits, receivables from investors, and interest in excess servicing cash flows are restricted assets and subject to limited recourse provisions. The components of due and deferred from receivable sales at December 31, 1995, and 1994, are as follows:

(Dollars in thousands)                     1995        1994
                                         _________   _________
Subordinated interests in trusts. . . .  $ 86,848    $159,020
Cash deposits held by trustee . . . . .    15,524      19,394
Receivables from investors. . . . . . .    13,362      34,068
Excess servicing. . . . . . . . . . . .      -          6,847
Less:  Allowance for estimated credit
       losses on receivables sold . . .    (9,655)    (15,715)
                                         _________   _________
                                         $106,079    $203,614
                                         =========   =========

The securitization and sale of financing receivables generally accelerates the recognition of income and can result in a gain or loss in the period in which the sale occurs. Provisions for expected credit losses are provided during the periods in which the receivables were originated, and, as such, the gain or loss is not usually required to be adjusted for expected credit losses. The Company's 1994 securitization and sale of $300.0 million of capital lease and loan receivables resulted in no material gain or loss. The provision for credit losses relating to financing receivables securitized and sold in 1994 amounted to $4.8 million for the year ended December 31, 1994. No material provision was made for the year ended December 31, 1995.

At December 31, 1995, the Company, as servicer, is contingently liable for up to $16.1 million in the event of nonperformance, default or other loss relating to the outstanding pool balance at December 31, 1995, of IBM state and local government installment receivables securitized and sold. Adequate reserves exist to cover potential losses.
                            -28-




















<PAGE 29>
SHORT-TERM DEBT:

The components of short-term debt at December 31, 1995, and 1994, are as follows:

(Dollars in thousands)                              1995        1994
                                                 __________  __________
Commercial paper, with rates averaging
 5.7% in 1995 and 4.8% in 1994. . . . . . . . .  $4,012,615  $2,256,879
Other short-term debt, with rates averaging
 6.3% in 1995 and 6.5% in 1994. . . . . . . . .   1,532,187     755,058
Current maturities of long-term debt. . . . . .     713,683   1,343,101
                                                 __________  __________
                                                  6,258,485   4,355,038
IBM short-term borrowings . . . . . . . . . . .     214,142        -
                                                 __________  __________
                                                 $6,472,627  $4,355,038
                                                 ==========  ==========
The approximate weighted average effective  interest  rates,
above,   include  the  effects  of  interest    rate    swap
agreements and have been calculated on    the    basis    of
rates    in  effect  at  December  31, 1995, and 1994.   The
approximate  weighted  average  stated  rates  (before   the
effects    of    interest    rate    swap   agreements)   on
commercial paper outstanding at December 31, 1995, and 1994, were 5.9% and 6.1%, respectively.  The approximate  weighted average  stated  rates  (before the effects of interest rate swap agreements) on other  short-term  debt  outstanding  at
December   31,   1995,   and   1994,  were  6.5%  and  5.8%,
respectively. Other short-term debt primarily includes notes having maturities between nine and twelve months offered through the Company's medium-term note program.

On December 28, 1995, the Company borrowed $214.1 million from IBM at market terms and conditions. Refer to the note on pages 20 through 22, Relationship with IBM, for details.
The loan was repaid on January 2, 1996.

LONG-TERM DEBT:

The components of long-term debt at December 31, 1995, and 1994, are as follows:

(Dollars in thousands)                             1995        1994
                                                ___________ ___________
Medium-term notes with original maturities
 ranging from 1996 to 2008, with rates
 averaging 5.8% in 1995 and 5.6% in 1994. . .   $1,704,982  $2,703,755
IBM loan payable, due November 1997 . . . . .      125,000     125,000
Other debt, with rates averaging 5.7% in 1994         -         99,000
                                                ___________ ___________
                                                 1,829,982   2,927,755
Net unamortized discounts . . . . . . . . . .         (859)       (832)
                                                ___________ ___________
                                                 1,829,123   2,926,923
Less:  Current maturities . . . . . . . . . .      713,683   1,343,101
                                                ___________ ___________
                                                $1,115,440  $1,583,822
                                                =========== ===========






                            -29-

































































<PAGE 30>
LONG-TERM DEBT  (Continued):

The approximate weighted average effective interest rates, on the previous page, include the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1995, and 1994. The approximate weighted average stated rates (before the effects of interest rate swap agreements) on medium-term notes outstanding at December 31, 1995, and 1994, were 5.8% and 5.6%, respectively. The approximate weighted average stated rate (before the effects of interest rate swap agreements) on other debt outstanding at December 31, 1994 was 8.5%. Discounts and premiums have the effect of modifying the stated rate of interest on long-term debt offerings.

On  November  1,  1994,  the Company borrowed $125.0 million
from IBM at market terms and conditions.   The loan  matures
on November 1, 1997.

Annual maturity of long-term debt at December 31, 1995, is as follows:

(Dollars in thousands)

1996 . . . . . . . . . . . . . . . . . . . $  713,683
1997 . . . . . . . . . . . . . . . . . . .    348,900
1998 . . . . . . . . . . . . . . . . . . .    457,124
1999 . . . . . . . . . . . . . . . . . . .      5,275
2000 . . . . . . . . . . . . . . . . . . .    291,000
2001 and thereafter  . . . . . . . . . . .     14,000
                                           __________
                                           $1,829,982
                                           ==========

RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange
Commission requirements was 1.96, 2.34 and 2.07 for the years ended December 31, 1995, 1994 and 1993, respectively.


RELATED COMPANY TRANSACTIONS:

IBM  charged  the  Company  $62.6 million, $67.2 million and
$97.8  million  in  1995,  1994  and   1993,   respectively,
representing costs for lease services, employee benefit plans, facilities rental and staff support.

The Company received compensation for services and benefits provided to IBM. Included in income from working capital financing is fee income earned from IBM of $51.1 million, $40.4 million and $33.4 million in 1995, 1994 and 1993, respectively. The fees received also include payment for the management of IBM's portfolio of state and local government installment receivables of $46.8 million, $50.8 million and $65.9 million in 1995, 1994 and 1993, respectively, which are included in other income.






                            -30-

































































<PAGE 31>
RELATED COMPANY TRANSACTIONS  (Continued):

Amounts due to IBM and affiliates include current income taxes payable, as well as amounts for software, services, purchases of receivables and purchases of equipment for term leases, typically with terms comparable to those offered to other IBM customers, unless otherwise agreed. At December 31, 1995, and 1994, amounts due to IBM and affiliates were $1,458.5 million and $1,493.4 million, respectively.

Interest and finance income of $6.9 million, $12.9 million and $8.0 million was earned from loans to IBM and affiliates in 1995, 1994 and 1993, respectively. Interest expense of $10.2 million, $8.5 million and $2.8 million was incurred on loans from IBM and affiliates during 1995, 1994 and 1993, respectively.

The Company provides equipment financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $305.5 million and $155.0 million of such financings during 1995 and 1994, respectively. At December 31, 1995, and 1994, approximately $687.4 million and $927.2 million, respectively, of such financings were included in the lease and loan portfolio. Of these amounts, $677.3 million and $752.1 million were included in the Company's operating lease portfolio at December 31, 1995, and 1994, respectively. The pretax income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was $91.9 million and $53.3 million in 1995, and 1994, respectively.


PROVISION FOR INCOME TAXES:

The components of the provision for income taxes are as follows:

(Dollars in thousands)
                                   1995         1994         1993
                                 _________   __________   __________
Federal:
   Current . . . . . . . . . .   $114,262    $ 271,304    $  30,612
   Deferred. . . . . . . . . .      9,306     (136,766)     116,494
                                 _________   __________   __________
                                  123,568      134,538      147,106
                                 _________   __________   __________
State and local:
   Current . . . . . . . . . .     23,405       53,996       47,353
   Deferred. . . . . . . . . .      2,482      (25,831)     (21,287)
                                 _________   __________   __________
                                   25,887       28,165       26,066
                                 _________   __________   __________
   Total provision . . . . . .   $149,455    $ 162,703    $ 173,172
                                ==========   ==========   ==========
                            -31-










<PAGE 32>
PROVISION FOR INCOME TAXES  (Continued):

Changes in the deferred tax assets and liabilities resulting
from   temporary   differences  between  financial  and  tax
reporting are as follows:


(Dollars in thousands)                              1995         1994
                                                 __________   __________
  Deferred tax assets (liabilities):

     Provision for receivable losses. . . . . .  $  66,981    $  48,107
     Federal benefit for state and local taxes.     24,080       21,161
     Lease income and depreciation. . . . . . .   (801,561)    (727,389)
     Other, net . . . . . . . . . . . . . . . .     45,334        6,210
                                                 __________   __________
  Deferred income taxes . . . . . . . . . . . .  $(665,166)   $(651,911)
                                                 ==========   ==========

The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:

                                         1995       1994     1993
                                        ______     ______   ______
Federal statutory rate. . . . . . . .    35.0%      35.0%    35.0%
Federal tax rate increase (1) . . . .      -          -       5.1
State and local taxes, net of
    federal tax benefit . . . . . . .     4.4        4.5      4.2
Other, net. . . . . . . . . . . . . .    (0.1)      (0.1)    (0.3)
                                        ______     ______   ______
Effective income tax rate . . . . . .    39.3%      39.4%    44.0%
                                        ======     ======   ======


(1) On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the Act) was enacted. The Act increased the U.S. corporate income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993. SFAS 109, "Accounting for Income Taxes," requires that the income effects on deferred taxes of enacted changes in tax laws are to be recognized in the period of enactment. Consequently, the Company's deferred income tax liability at December 31, 1993, was adjusted to reflect the new tax rate, and federal tax expense for 1993 was calculated using the new rate.
                            -32-




















<PAGE 33>
FINANCIAL INSTRUMENTS:

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

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between interest amounts calculated by reference to a floating index or a fixed rate on an agreed upon notional principal amount. Swap contracts are primarily between one and five years in duration. The Company enters into currency exchange agreements to hedge debt denominated in foreign currencies. The term of the currency derivatives is generally fewer than five years. The purpose of the Company's foreign currency hedging activities is to protect itself from the risk that the eventual dollar net cash outflows will be affected by changes in exchange rates. The Company enters into interest rate cap and floor agreements to reduce the potential impact of changes in interest rates on floating rate debt, supporting fixed rate assets.

The Company does not anticipate any material adverse effect on its financial position resulting from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties. The tables on page 34 illustrate the contract or notional (face) amounts outstanding, maturity dates, weighted average receive and pay rates and the net unrealized gain (loss) of derivative financial instruments by category at December 31, 1995, and 1994. Notional amount represents agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. Rather, they provide an indication of the extent of the Company's involvement in such derivative financial instruments. Interest rate agreements generally involve the exchange of interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. The net unrealized gain (loss) for the derivative financial instruments on page 34 is equal to their estimated fair value.
                            -33-














<PAGE 34>
FINANCIAL INSTRUMENTS  (Continued):

(Dollars in thousands)

At December 31, 1995:

                      Notional                Weighted Average Rate
     Type              Amount     Maturities   Receive       Pay
____________________  __________  __________  _____________________
Swap to Fixed         $1,564,000  1996-2000     4.84%       6.00%
Swap to Floating         880,000  1996-2000     6.78%       5.02%
Currency Related          95,374     1998        n/a *       n/a *
Int. Rate Cap/Floor       72,500     1996        n/a *       n/a *
                      __________
                      $2,611,874
                      ==========

At December 31, 1995  (Continued):

                      Notional  Unrealized  Unrealized  Net Unrealized
     Type             Amount    Gross Gain Gross (Loss)  Gain (Loss)
____________________ __________ __________ ____________ ______________
Swap to Fixed        $1,564,000   $   107    $(29,643)    $(29,536)
Swap to Floating        880,000     6,102        (440)       5,662
Currency Related         95,374     3,936        -           3,936
Int. Rate Cap/Floor      72,500      -           -            -
                     __________ __________ ____________ ______________
                     $2,611,874   $10,145    $(30,083)    $(19,938)
                     ========== ========== ============ ==============

At December 31, 1994:

                      Notional                Weighted Average Rate
     Type              Amount     Maturities   Receive       Pay
____________________  __________  __________  _____________________
Swap to Fixed         $1,124,000  1995-1998     7.82%       7.24%
Swap to Floating         973,000  1995-1999    11.38%      12.79%
Currency Related         192,787  1995-1998      n/a *       n/a *
Int. Rate Cap             22,500     1996        n/a *       n/a *
                      __________
                      $2,312,287
                      ==========

At December 31, 1994 (Continued):

                      Notional  Unrealized  Unrealized  Net Unrealized
     Type             Amount    Gross Gain Gross (Loss)  Gain (Loss)
____________________ __________ __________ ____________ ______________
Swap to Fixed        $1,124,000   $16,567    $ (8,026)    $  8,541
Swap to Floating        973,000     1,947      (5,209)      (3,262)
Currency Related        192,787    23,279     (78,291)     (55,012)
Int. Rate Cap            22,500      -           -            -
                     __________ __________ ____________ ______________
                     $2,312,287   $41,793    $(91,526)    $(49,733)
                     ========== ========== ============ ==============

* n/a:  not applicable
                            -34-







<PAGE 35>
FINANCIAL INSTRUMENTS  (Continued):

As of December 31, 1995, approximately 34 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 35 percent fixed rate debt and 65 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 50 percent fixed rate debt and 50 percent floating rate debt. As of December 31, 1994, about 39 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 36 percent fixed rate debt and 64 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 58 percent fixed rate debt and 42 percent floating rate debt.

The approximate weighted average effective interest rates for the commercial paper, other short-term debt, medium-term notes and other long-term debt, as disclosed in the notes on pages 29 and 30, Short-Term Debt and Long-Term Debt, include the effects of interest rate swap agreements.


























                            -35-














<PAGE 36>
FINANCIAL INSTRUMENTS  (Continued):

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

Marketable securities:   The  carrying  amount  approximates
fair value which is estimated using quoted market prices.

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

Investments and other assets: The convertible subordinated promissory note from Comdisco and certain restricted securities are included in this category in 1994. For these financial instruments, the carrying amount approximates fair value. These investments were liquidated in 1995.

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

Commitments to extend credit: The fair value of commitments to extend credit is estimated as the amount of approved but unused working capital financing credit lines available to customers.








Financial  guarantees:     The  fair  value   of   financial
guarantees is estimated as the amounts that would be paid if the Company had to settle the obligations.
                            -36-






























































<PAGE 37>
FINANCIAL INSTRUMENTS  (Continued):

The following table summarizes the carrying amount and the estimated fair value of all of the Company's financial instruments:

(Dollars in thousands)
                                             Carrying          Estimated
At December 31, 1995:                        Amount            Fair Value
                                            __________        ___________

 Cash and cash equivalents                  $  336,839        $  336,839
 Marketable securities                          89,930            89,930
 Loans receivable                            1,473,822         1,536,726
 Working capital financing receivables       3,158,932         3,158,932
 Due and deferred from receivable sales        106,079           106,079
 Short-term debt (excluding current
   maturities of long-term debt)             5,758,944         5,908,779
 Long-term debt and current
   maturities of long-term debt              1,829,123         1,690,747
 Off-balance-sheet derivatives:
     Currency related --
        Assets                                    -                3,936
     Interest rate related --
        Assets                                    -                6,209
        Liabilities                               -               30,083
 Commitments to extend credit                     -            1,001,186
 Financial guarantees                             -               23,207

                                             Carrying          Estimated
At December 31, 1994:                        Amount            Fair Value
                                            __________        ___________

 Cash and cash equivalents                  $  614,339        $  614,339
 Loans receivable                            1,070,619         1,071,513
 Working capital financing receivables       2,135,020         2,135,020
 Investments and other assets                   28,521            28,521
 Due and deferred from receivable sales        203,614           203,614
 Short-term debt (excluding current
   maturities of long-term debt)             3,011,937         3,011,429
 Long-term debt and current
   maturities of long-term debt              2,926,923         2,793,598
Derivatives:
 Off-balance-sheet:
     Currency related --
        Assets                                    -               13,110
        Liabilities                               -               69,632
     Interest rate related --
        Assets                                    -               18,514
        Liabilities                               -               13,235
 On-balance-sheet:
     Currency related --
        Assets                                  11,511            10,169
        Liabilities                              9,923             8,659
 Commitments to extend credit                     -              861,000
 Financial guarantees                             -               17,576
                            -37-








<PAGE 38>
CREDIT RATING:

On   August  28,  1995,  Moody's  Investors  Service,  Inc.,
announced it had upgraded its rating for the Company's long-term debt from A3 to A1.

ACQUISITION OF CHRYSLER SYSTEMS INC.:

On February 8, 1995, the Company acquired all of the issued and outstanding stock of Chrysler Systems Inc. and certain of its affiliates for $133.5 million. The acquisition was consummated pursuant to a share purchase agreement with certain Chrysler Corporation subsidiaries (the Seller). The purchase price was funded by the Company's cash on hand and credits issued to the Seller that were applied against certain future obligations to the Company. IBM CS Systems, Inc., as the company is now known, buys, sells and leases data processing equipment, and provides related technology management services such as equipment procurement and asset management. The transaction was accounted for as a purchase and IBM CS Systems, Inc. is included in the Company's consolidated financial statements from the date of acquisition.

LITIGATION SETTLEMENT:

Effective August 26, 1994, IBM, the Company, certain partnerships in which the Company is the general partner and Comdisco settled all outstanding litigation between the parties. Pursuant to the settlement agreement, on August 30, 1994, Comdisco delivered $70.0 million in cash proceeds to the Company, $20.0 million of which the Company loaned back to Comdisco in exchange for an interest-bearing convertible subordinated promissory note, which was repaid on March 1, 1995. As a result of reaching this settlement agreement, the Company recognized a pretax gain, net of directly related expenses, of $46.0 million. This amount was included in other income on the Consolidated Statement of Earnings and Retained Earnings for the year ended December 31, 1994. The outstanding balance of the note was included in investments and other assets on the Consolidated Statement of Financial Position at December 31, 1994.

IBM and the Company had filed cases charging that assets owned by the Company were illegally misappropriated by Comdisco, and that Comdisco violated the Lanham Act by manufacturing computer systems memory and marketing it as genuine IBM memory, eligible for IBM maintenance agreement service.

Under the terms of the settlement agreement, Comdisco agreed to label altered memory and other parts as not being IBM parts, and to disclose to customers that such parts are not eligible for IBM maintenance agreement service. Comdisco also agreed that it will not lease, sublease, relocate or sell the Company's property without prior written consent.
                            -38-








<PAGE 39>
SALE OF IBM CREDIT INVESTMENT MANAGEMENT CORPORATION:

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


INDUSTRY SEGMENT REPORTING:

The Company operates principally in a single business segment offering customer financing of information industry products and services.


SUBSEQUENT EVENT:

On January 31, 1996, the Company's Board of Directors declared a $45.0 million dividend, payable to IBM on March
1, 1996.
                            -39-






































<PAGE 40>
SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited)

(Dollars in thousands)


                   Finance                        Gross Profit
                  and Other  Interest  Equipment  on Equipment    Net
                   Income    Expense     Sales        Sales     Earnings
                 ___________ ________  _________  ____________  ________
1995
____

First Quarter . .$  337,481* $ 86,296  $ 114,103    $13,268     $ 57,945
Second Quarter. .   361,229*   94,621    130,967     26,158       63,924
Third Quarter . .   378,739   106,050    123,454     13,539       53,526
Fourth Quarter. .   374,836   107,605    125,095     21,648       55,080
                 ___________ ________  _________    _______     ________
                 $1,452,285  $394,572  $ 493,619    $74,613     $230,475
                 =========== ========  =========    =======     ========
1994
____

First Quarter . .$  360,134  $ 75,425  $150,530     $12,444     $ 59,061
Second Quarter. .   383,020*   76,442   161,320      15,880       66,370
Third Quarter . .   423,387*   75,634   193,211      29,715       78,009
Fourth Quarter. .   318,139    78,624   120,668      10,469       47,149
                 ___________ ________  ________     _______     ________
                 $1,484,680  $306,125  $625,729     $68,508     $250,589
                 =========== ========  ========     =======     ========


* During the first quarter of 1995, the Company recognized a pretax gain of $5.0 million upon Comdisco Inc.'s redemption of the convertible subordinated promissory note on March 1, 1995.
  During the second quarter of 1995, the Company recognized a pretax gain of $4.3 million from the sale of financing assets.
  During the second quarter of 1994, the Company recognized a pretax gain of $13.3 million from the sale of IBM Credit Investment Management Corporation. As a result of the litigation settlement reached with Comdisco, Inc. during the third quarter of 1994, the Company recognized a pretax gain, net of directly related expenses, of $46.0 million. These amounts are included in other income.
                            -40-





















<PAGE 41>
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

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


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K:

     (a)  The following documents are filed as part of this report:

      1.   Consolidated Financial Statements
           included in Part II of this report:

             Report of Independent Accountants (page 14).

             Consolidated Statement of Financial Position at December 31, 1995 and 1994 (page 15).

             Consolidated Statement of Earnings and Retained Earnings for the years ended December 31, 1995, 1994 and 1993
             (page 16).

             Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993 (pages 17 and 18).

             Notes to Consolidated Financial Statements (pages 19 through 40).

       2.  Financial statement schedules required to be filed by
           Item 8 of this Form 10-K:

             Schedules are omitted because of the absence of the conditions under which they are required or because the information is disclosed in the financial statements or in the notes thereto.


                            -41-









<PAGE 42>
       3.   Exhibits required to be filed by Item 601 of Regulation S-K:
            Included in this Form 10-K:

       Exhibit Number
       ______________
                 I. Agreement to furnish information defining the rights of debt holders

                II.   Statement re computation of ratios

               III.   Consent of experts and counsel

             IV(a).   Power of Attorney of W. Wilson Lowery, Jr.

             IV(b).   Power of Attorney of David R. Carlucci

             IV(c).   Power of Attorney of Buell G. Duncan III

             IV(d).   Power of Attorney of William A. Etherington

             IV(e).   Power of Attorney of John R. Joyce

             IV(f).   Power of Attorney of Abby F. Kohnstamm

             IV(g).   Power of Attorney of William E. McCracken

             IV(h).   Power of Attorney of Iain R. McGregor

             IV(i).   Power of Attorney of Mark J. Ryan

             IV(j).   Power of Attorney of Jeffrey D. Serkes

             IV(k).   Power of Attorney of William M. Stuek

             IV(l).   Power of Attorney of James T. Vanderslice

             IV(m).   Power of Attorney of Irving Wladawsky-Berger

                 V.   Financial Data Schedule

             Not included in this Form 10-K:
             The Certificate of Incorporation of IBM Credit Corporation is filed pursuant to the quarterly report on Form 10-Q for the quarterly period ended June 30, 1993, on August 10, 1993, and is hereby incorporated by reference.

             The By-Laws of IBM Credit Corporation are filed pursuant to the quarterly report on Form 10-Q for the quarterly period ended September 30, 1993, on November 10, 1993, and are hereby incorporated by reference.

             The Support Agreement dated as of April 15, 1981, between the Company and IBM is filed with Form SE dated March 26, 1987, and is hereby incorporated by reference.

    (b)  Reports on Form 8-K:
             There were no Form 8-K reports filed during 1995.
                            -42-







<PAGE 43>
[SIGNATURE]
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IBM CREDIT CORPORATION
                                  (Registrant)

                             By:  /s/W. Wilson Lowery, Jr.
                                  ________________________
                                  (W. Wilson Lowery, Jr.)
                                         Chairman
Date:  March 18, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 18, 1996.

Signature                      Title
_________                      _____

_/s/W. Wilson Lowery, Jr.__
___________________________
(W. Wilson Lowery, Jr.)        Chairman

_/s/Allison R. Schleicher__
___________________________
(Allison R. Schleicher)        Vice President, Finance
                               and Chief Financial Officer
_/s/Nancy E. Cooper________
___________________________
(Nancy E. Cooper)              Controller and Treasurer


David R. Carlucci              Director  }
                                         }           /s/Allison R. Schleicher
Buell G. Duncan III            Director  }       By: ________________________
                                         }           (Allison R. Schleicher)
William A. Etherington         Director  }              Attorney-in-fact
                                         }
John R. Joyce                  Director  }
                                         }
Abby F. Kohnstamm              Director  }
                                         }
William E. McCracken           Director  }
                                         }
Iain R. McGregor               Director  }
                                         }
Mark J. Ryan                   Director  }
                                         }
Jeffrey D. Serkes              Director  }
                                         }
William M. Stuek               Director  }
                                         }
James T. Vanderslice           Director  }
                                         }
Irving Wladawsky-Berger        Director  }
                            -43-








<PAGE 44>
                             EXHIBIT INDEX
                             _____________
Reference Number                                               Exhibit Number
per Item 601 of                                                   in This
Regulation S-K          Description of Exhibits                  Form 10-K
________________   _________________________________________   ______________
       (3)         Certificate of Incorporation and By-Laws

                   The Certificate of Incorporation of IBM
                   Credit Corporation is filed pursuant to
                   Form 10Q for the quarterly period ended
                   June 30, 1993, on August 10, 1993, and is hereby incorporated by reference.

                   The By-Laws of IBM Credit Corporation are filed pursuant to the quarterly report on Form 10Q for the quarterly period ended September 30, 1993, on November 10, 1993, and are hereby incorporated by reference.

       (4)(a)      Instruments defining the rights of
                   security holders.

                   An agreement to furnish to the Securities     I
                   and Exchange Commission, on request, a
                   copy of instruments defining the rights
                   of debt holders.

       (4)(b)      Indenture dated as of January 15, 1989,
                   filed electronically as Exhibit No. 4 to Amendment No. 1 to Form S-3 on April 3,
                   1989, and is hereby incorporated by
                   reference.

       (9)         Voting trust agreement.                       Not
                                                                 applicable
      (10)         Material contracts.

                   The Support Agreement as of dated April 15,
                   1981, between the Company and IBM is
                   filed with Form SE dated March 26, 1987, and is hereby incorporated by reference.

      (11)         Statement re computation of per share         Not
                   earnings.                                     applicable

      (12)         Statement re computation of ratios.           II

      (18)         Letter re change in accounting principles.    Not
                                                                 applicable

      (21)         Subsidiaries of the registrant.               Omitted

      (22)         Published report regarding matters            Not
                   submitted to vote of security holders.        applicable

      (23)         Consent of experts and counsel.               III
                            -44-







<PAGE 45>
                             EXHIBIT INDEX
                             _____________
                              (continued)
Reference Number                                               Exhibit Number
per Item 601 of                                                   in This
Regulation S-K          Description of Exhibits                  Form 10-K
________________   _________________________________________   ______________

      (24)(a)      Power of Attorney of W. Wilson Lowery, Jr.    IV(a)

      (24)(b)      Power of Attorney of David R. Carlucci        IV(b)

      (24)(c)      Power of Attorney of Buell G. Duncan III      IV(c)

      (24)(d)      Power of Attorney of William A. Etherington   IV(d)

      (24)(e)      Power of Attorney of John R. Joyce            IV(e)

      (24)(f)      Power of Attorney of Abby F. Kohnstamm        IV(f)

      (24)(g)      Power of Attorney of William E. McCracken     IV(g)

      (24)(h)      Power of Attorney of Iain R. McGregor         IV(h)

      (24)(i)      Power of Attorney of Mark J. Ryan             IV(i)

      (24)(j)      Power of Attorney of Jeffrey D. Serkes        IV(j)

      (24)(k)      Power of Attorney of William M. Stuek         IV(k)

      (24)(l)      Power of Attorney of James T. Vanderslice     IV(l)

      (24)(m)      Power of Attorney of Irving Wladawsky-Berger  IV(m)

      (27)         Financial data schedule.                      V

      (28)         Information from reports furnished to         Not
                   state insurance regulatory authorities.       applicable

      (99)         Additional exhibits.                          Not
                                                                 applicable
                            -45-