Form 10-Q
period 1996-03-31
IBM CREDIT CORP
filed 1996-05-14
CIK 353524

<PAGE 1>
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

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

As of May 1, 1996, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation.






Aggregate market value of the voting stock held by nonaffiliates of the registrant at May 1, 1996: NONE.

The registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.




























































<PAGE 2>
                           INDEX
                           _____

Part I - Financial Information:                                 Page
                                                                ____


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at March 31, 1996 and December 31, 1995. . . . . . . . . . 1



      Consolidated Statement of Earnings for the three
      months ended March 31, 1996 and 1995 . . . . . . . . . . . 2



      Consolidated Statement of Cash Flows
      for the three months ended March 31, 1996 and 1995 . . . . 3



      Notes to Consolidated Financial Statements . . . . . . . . 5



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations. . 6



Part II - Other Information. . . . . . . . . . . . . . . . . . .14






























<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                                March 31,    December 31,
                                                  1996          1995*
                                              ___________    ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   281,606    $   336,839
  Marketable securities. . . . . . . . . . .      103,783         89,930
  Net investment in capital leases . . . . .    3,937,661      3,966,255
  Equipment on operating leases, net . . . .    1,803,171      1,695,812
  Loans receivable . . . . . . . . . . . . .    1,505,317      1,473,822
  Working capital financing receivables. . .    2,744,186      3,158,932
  Investments and other assets . . . . . . .      479,296        597,882
  Due and deferred from receivable sales . .       90,676        106,079
                                              ___________    ___________
Total Assets                                  $10,945,696    $11,425,551
                                              ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,358,494    $ 6,258,485
  Short-term debt, IBM . . . . . . . . . . .         -           214,142
  Due to IBM and affiliates. . . . . . . . .    1,292,703      1,606,433
  Interest and other accruals. . . . . . . .      277,443        357,311
  Deferred income taxes. . . . . . . . . . .      687,444        665,166
  Long-term debt . . . . . . . . . . . . . .      966,710        990,440
  Long-term debt, IBM. . . . . . . . . . . .      125,000        125,000
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .    9,707,794     10,216,977
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1996 and 932 in 1995 . . . . .      457,411        457,011
  Retained earnings. . . . . . . . . . . . .      780,491        751,563
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,237,902      1,208,574
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $10,945,696    $11,425,551
                                              ===========    ===========

<F1>
The accompanying notes are an integral part of this statement.
<F2>
* Reclassified to conform with 1996 presentation.







<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

            FOR THE THREE MONTHS ENDED MARCH 31:

(Dollars in thousands)
                                                 1996        1995
                                               ________    ________
FINANCE AND OTHER INCOME:

  Income from leases:
    Capital leases . . . . . . . . . . . . . . $ 69,604    $ 61,409
    Operating leases (net of depreciation:
     1996 - $206,318 and 1995 - $172,537). . .   45,381      50,936
                                               ________    ________
                                                114,985     112,345

  Income from loans. . . . . . . . . . . . . .   36,983      26,536
  Income from working capital financing. . . .   68,437      51,198
  Equipment sales. . . . . . . . . . . . . . .  106,488     114,103
  Other income. . . . . . . .  . . . . . . . .   47,286      33,299
                                               ________    ________
    Total finance and other income . . . . . .  374,179     337,481
                                               ________    ________

COST AND EXPENSES:

  Interest . . . . . . . . . . . . . . . . . .  106,280      86,296
  Cost of equipment sales. . . . . . . . . . .   87,799     100,835
  Selling, general, and administrative . . . .   44,861      40,870
  Provision for receivable losses. . . . . . .   12,963      13,706
                                               ________    ________
    Total cost and expenses. . . . . . . . . .  251,903     241,707
                                               ________    ________

EARNINGS BEFORE INCOME TAXES . . . . . . . . .  122,276      95,774

Provision for income taxes . . . . . . . . . .   48,348      37,829
                                               ________    ________
NET EARNINGS . . . . . . . . . . . . . . . . . $ 73,928    $ 57,945
                                               ========    ========

The accompanying notes are an integral part of this statement.

<PAGE 5>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:

(Dollars in thousands)
                                                     1996        1995*
                                                  __________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . . . . . . . $  73,928   $  57,945
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .   208,717     172,636
   Provision for receivable losses. . . . . . . .    12,963      13,706
   Change in deferred income taxes. . . . . . . .    22,278     (11,187)
   Decrease in interest and other accruals. . . .   (79,868)    (32,103)
   Gross profit on equipment sales. . . . . . . .   (18,689)    (13,268)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .   106,488     114,103
     Decrease in amounts due IBM and affiliates .  (313,730)   (185,874)
     Other, net . . . . . . . . . . . . . . . . .     6,069      28,480
                                                  __________  __________
Cash provided by operating activities . . . . . .    18,156     144,438
                                                  __________  __________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . . . . . . .  (473,225)   (461,939)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .   409,706     307,862
   Investment in equipment on operating leases. .  (324,374)   (262,631)
   Investment in loans receivable . . . . . . . .  (285,346)   (195,286)
   Collection of loans receivable, net of
    interest earned . . . . . . . . . . . . . . .   260,451     175,450
   Collection of (investment in) working capital
    financing receivables, net. . . . . . . . . .   408,233     (14,789)
   Purchases of marketable securities . . . . . .   (13,853)   (121,237)
   Cash payment for business acquired . . . . . .      -        (92,478)
   Other, net . . . . . . . . . . . . . . . . . .   128,885      50,604
                                                  __________  __________
Cash provided by (used in) investing activities .   110,477    (614,444)
                                                  __________  __________

<F1>
The accompanying notes are an integral part of this statement.
<F2>
* Reclassified to conform with 1996 presentation.

<PAGE 6>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:
                                                             (Continued)

(Dollars in thousands)
                                                     1996        1995*
                                                  __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt . . .    90,000     120,000
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .  (120,850)   (151,853)
   (Repayment) issuance of debt with original
    maturities within one year, net . . . . . . .  (108,016)    259,501
   Cash dividends paid to IBM . . . . . . . . . .   (45,000)   (145,000)
                                                  __________  __________
Cash (used in) provided by financing activities .  (183,866)     82,648
                                                  __________  __________

Decrease in cash and cash equivalents . . . . . .   (55,233)   (387,358)

Cash and cash equivalents, January 1. . . . . . .   336,839     614,339
                                                  __________  __________
Cash and cash equivalents, March 31 . . . . . . . $ 281,606   $ 226,981
                                                  ==========  ==========

<F1>
Supplemental schedule of noncash investing and financing activities:


During the first quarter of 1996, the Company issued to IBM four shares of capital stock, par value $1.00 per share, in exchange for assets IBM transferred to the Company. The assets transferred had a net book value of about $50.0 thousand which approximated fair value, and a deferred tax asset value of approximately $350.0 thousand. As a result, stockholder's equity was increased by approximately $400.0 thousand.

The purchase price for the acquisition of Chrysler Systems Inc. during the first quarter of 1995, was funded by the Company's cash on hand and credits of $41.0 million issued to certain Chrysler Corporation subsidiaries that were applied against certain future obligations to the Company.
<F2>
The accompanying notes are an integral part of this statement.
<F3>
* Reclassified to conform with 1996 presentation.

<PAGE 7>
                   IBM CREDIT CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




BASIS OF PRESENTATION:

In the opinion of management of IBM Credit Corporation (the Company), all adjustments necessary to a fair statement of the results for the three-month periods are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.



RATIO OF EARNINGS TO FIXED CHARGES:

The  ratio  of  earnings  to  fixed  charges  calculated  in
accordance   with   applicable   Securities   and   Exchange
Commission requirements was 2.15 and 2.10 for the three months ended March 31, 1996 and 1995, respectively.



RELATED COMPANY TRANSACTIONS:

The Company provides equipment financing at market rates to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products. The Company originated $133.8 million and $45.5 million of such financings during the three months ended March 31, 1996, and 1995, respectively. At March 31, 1996, and December 31, 1995, approximately $734.4 million and $687.4 million, respectively, of such financings were included in the lease and loan portfolio. Of these amounts, $722.6 million and $677.3 million were included in the Company's operating lease portfolio at March 31, 1996, and December 31, 1995, respectively. The pretax income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was approximately $23.4 million and $19.3 million in the first quarter of 1996 and 1995, respectively.
                            -5-





















<PAGE 8>
                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the three months ended March 31, 1996, were $73.9 million, yielding an annualized return on average equity of 24.4 percent. Net earnings for the three months ended March 31, 1995, were $57.9 million.

FINANCING ORIGINATED

For the three months ended March 31, 1996, the Company originated capital equipment financing for end users of $1,233.4 million, an 18 percent increase from $1,049.6 million for the same 1995 period. For the three months ended March 31, 1996, originations of working capital financing for dealers and remarketers of information industry products increased by 19 percent to $2,550.1 million, from $2,140.2 million for the same 1995 period.

The growth in capital equipment financing originated is related to the increase in the propensity for customers to finance their acquisitions of IBM equipment with the Company, during the first quarter of 1996, compared with the same period in 1995.

Capital equipment financings for end users included purchases of $726.0 million of information handling systems from IBM, consisting of $420.2 million for capital leases and $305.8 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $43.0 million; (2) financing for IBM software and services of $242.3 million; (3) installment and lease financing for state and local government customers of $102.0 million for the account of IBM; and (4) other financing of $120.1 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The Company's capital  lease  portfolio  primarily  includes
direct  financing  leases.           Direct financing leases
consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

The growth in working capital financing originations throughout the first three months of 1996, reflects volume increases in both IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1995 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of






IBM and non-IBM  products.    Payment  terms  for  inventory
secured  financing  generally range from 30 days to 45 days.
Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

<PAGE 9>
REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used IBM equipment. This equipment is primarily sourced from customers at the conclusion of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with new customers.

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities are comprised of income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment.

At March 31, 1996, the investment in remarketed equipment on capital and operating leases totaled $430.7 million, a decrease of 8 percent from the 1995 year-end investment of $470.5 million. For the three months ended March 31, 1996, the remarketing activities contributed $32.3 million to pretax earnings, a decrease of 16 percent compared with $38.5 million for the same 1995 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 11 for additional details.

ASSETS

Total assets decreased to $10.9 billion at March 31, 1996, compared with $11.4 billion at December 31, 1995. This decrease is primarily the result of cash collections of $3.7 billion exceeding financings originated of $3.4 billion on capital leases, loans receivable and working capital financing receivables, plus repayments of debt exceeding issuances by approximately $137.9 million, offset by growth of $107.4 million in investment in equipment on operating leases, during the first quarter of 1996.

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At March 31, 1996, and December 31, 1995, the marketable securities included investments in U.S. federal agency debt securities of $21.7 million and corporate debt securities of $82.1 million and $68.2 million, respectively.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $7,450.2 million of debt at March 31, 1996. Total short-term and long-term debt decreased by approximately $137.9 million, from $7,588.1 million at December 31, 1995. This decline was the result of decreases in commercial paper outstanding of $47.6 million, long-term debt of $23.7 million and the January 2, 1996 maturity of $214.1 million, payable to IBM at market terms and conditions, offset by increases of $147.5 million in medium-term notes. Included in long-term debt at March 31, 1996, and December 31, 1995, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.


<PAGE 10>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

The Company has the option, as approved by the Board of Directors on December 13, 1995, to issue and sell up to $4.0 billion of debt securities in domestic and foreign financial markets through December 31, 1996. Included within this $4.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. The Company's decision to issue any debt securities over the remaining authorized period under this program is dependent on prevailing market conditions and its need for such funding.

The Company has available $0.7 billion of a shelf registration with the Securities and Exchange Commission for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on December 13, 1995, to sell, assign, pledge or transfer up to $2.0 billion of assets to third parties through December 31, 1996. Included within this $2.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which a subsidiary of the Company has available. The subsidiary's decision to issue any asset-backed securities over the remaining authorized period under this shelf registration is dependent on prevailing market conditions and its need for such funding. The Company also has a commercial paper program.

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other.
These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. No borrowings were outstanding at March 31, 1996. As previously mentioned, the Company had borrowings outstanding under this agreement of $214.1 million, at December 31, 1995.

These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease and loan portfolio, to fund working capital requirements and to service debt.
                            -8-






<PAGE 11>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

The Company uses agreements related to currency and interest rate to lower costs of funding its business, to diversify sources of funding, or to manage interest rate and currency exposures arising from mismatches between assets and liabilities. The Company enters into such financial instrument transactions for risk management and hedging purposes. The Company does not enter into such financial instrument transactions for trading or other speculative purposes. The Company routinely evaluates existing and potential counterparty credit exposures associated with such financial instrument transactions to ensure that these exposures remain within credit guidelines. The Company does not anticipate any material adverse effect on its financial position or results of operations from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties.

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees, typically with terms comparable to those offered to other IBM customers, unless the Company is participating in IBM product promotions. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $313.7 million to $1,292.7 million at March 31, 1996, from $1,606.4 million at December 31, 1995. This decline was primarily attributable to a $234.0 million decrease in the amount payable for capital equipment purchases and a current tax liability payment of $33.4 million made to IBM during the first quarter of 1996, partially offset by a 1996 first quarter current income tax provision of $25.4 million.

Total stockholder's equity at March 31, 1996, was $1,237.9 million, up $29.3 million from year-end 1995. The increase in stockholder's equity reflects net earnings of $73.9 million for the first three months of 1996 and the issuance of $0.4 million of capital stock to IBM, offset by the payment of $45.0 million in cash dividends to IBM during the first quarter of 1996.

At March 31, 1996, and 1995, the Company's debt to equity ratio was 6.0:1, compared with 6.3:1 at December 31, 1995.

TOTAL CASH USED BEFORE DIVIDENDS

Total cash used before dividends was $10.2 million for the three months ended March 31, 1996, compared with total cash used before dividends of $242.4 million for the same 1995 period. Total cash used before dividends reflects $28.4 million of cash used in investing and financing activities before dividends, offset by $18.2 million of cash provided by operating activities for the first quarter of 1996.
                            -9-







<PAGE 12>
TOTAL CASH USED BEFORE DIVIDENDS  (Continued)

For the three months ended March 31, 1995, total cash used before dividends reflected $386.8 million of cash used in investing and financing activities before dividends, offset by $144.4 million of cash provided by operating activities. Cash and cash equivalents at March 31, 1996, totaled $281.6 million, a decrease of $55.2 million, compared with the balance at December 31, 1995.

INCOME FROM LEASES

Income from leases increased 2 percent to $115.0 million for the three months ended March 31, 1996, from $112.3 million for the same 1995 period. The growth in capital equipment financings for end users during 1995 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions increased 17 percent to $29.6 million for the three months ended March 31, 1996, from $25.2 million for the same 1995 period.

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

A review of the Company's $673.1 million residual value portfolio at March 31, 1996, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company recorded a $16.0 million reduction to income from leases during the first quarter of 1996 to recognize decreases in the expected future residual value of specific leased equipment. No material declines in the future residual value of leased equipment were identified or recorded in the first quarter of 1995.

INCOME FROM LOANS

Income from loans increased 40 percent to $37.0 million for the three months ended March 31, 1996, compared with $26.5 million for the same 1995 period. This increase resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1995 and the first quarter of 1996.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 34 percent to $68.4 million for the three months ended March 31, 1996, compared with $51.2 million for the same 1995 period. This increase was primarily due to growth in the average working capital  financing  receivables  outstanding during the 1996
period, compared with  the  1995  period.    The  growth  in
average working capital financing receivables outstanding primarily reflects increased originations.

                            -10-




























































<PAGE 13>
EQUIPMENT SALES

Equipment sales amounted to $106.5 million for the three months ended March 31, 1996, compared with $114.1 million for the same 1995 period. The decrease in equipment sales reflects less equipment available at the end of lease term, which in turn is primarily due to lower financing originated in prior years. Also contributing to this decrease in equipment sales is the growth of equipment remarketed as operating leases, rather than sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales for the three months ended March 31, 1996 was $18.7 million, an increase of 41 percent, compared with $13.3 million for the same 1995 period. The gross profit margin for the first quarter of 1996 increased to 17.6 percent, compared with 11.6 percent for the same 1995 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the increase in gross profit margins.

OTHER INCOME

Other income increased 42 percent to $47.3 million for the three months ended March 31, 1996, compared with $33.3 million for the same 1995 period. This increase for the three months ended March 31, 1996, compared with the same 1995 period, is primarily due to a $9.3 million gain recognized upon the sale of certain restricted securities during the first quarter of 1996, as well as increases in interest income earned on cash and cash equivalents and notes. Also, fees for managing IBM's state and local government installment and lease financing receivables portfolio and fees for the servicing of such IBM financing receivables securitized and sold, increased during the first quarter of 1996, compared with the same 1995 period.

During the first quarter of 1995, a gain of $5.0 million was recognized upon Comdisco, Inc.'s redemption of a convertible subordinated promissory note on March 1, 1995.

INTEREST EXPENSE

As a result of an increase in the Company's average outstanding debt balance, interest expense increased 23 percent to $106.3 million for the three months ended March 31, 1996, compared with $86.3 million for the same 1995 period. Due to generally lower interest rates, the Company's year-to-date average cost of debt through March 31, 1996, decreased to 5.72 percent, from 5.89 percent for the same 1995 period.
                            -11-









<PAGE 14>
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $44.9 million for the three months ended March 31, 1996, compared with $40.9 million for the same 1995 period. This increase is primarily a result of the first quarter of 1996 reflecting three months of expenses incurred by IBM CS Systems, Inc. (formerly known as Chrysler Systems, Inc.), compared to two months of expenses during the first quarter of 1995.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

With the continued growth of the Company's working capital financing business in 1995 and the first quarter of 1996, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant. At March 31, 1996, and December 31, 1995, approximately 70 percent of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. The Company did not experience material losses in 1995, nor during the first quarter of 1996, and does not believe that these risks will have a material adverse effect on its financial position or results of operations.

The provision for receivable losses decreased to $13.0 million for the quarter ended March 31, 1996, compared with $13.7 million for the same 1995 period. The Company provides for receivable losses at the time financings are originated for capital equipment. Although there was growth in capital equipment financing originated during the first quarter of 1996, compared with the same 1995 period, the corresponding increase in the provision for receivable losses was offset by a decline in specific reserves.

NET EARNINGS

Net earnings increased 28 percent to $73.9 million for the first quarter of 1996, compared with $57.9 million for the same 1995 period.








The Company's loan and lease portfolios grew, its working capital financing originations increased during the first quarter of 1996, compared to the same 1995 period and its capital equipment remarketing operations continued to be profitable, contributing to a favorable performance during the first quarter of 1996.

                            -12-


























































<PAGE 15>
RETURN ON AVERAGE EQUITY

The  results  for  the  first  quarter  of  1996  yielded an
annualized  return  on  average  equity  of  24.4   percent,
compared with 22.3 percent for the same 1995 period.

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

No reports on Form 8-K have been filed during the first three months of 1996.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: May 14, 1996                By: /s/ Allison R. Schleicher
      ____________                _____________________________


                                  (Allison R. Schleicher)
                                   Vice President, Finance
                                   and Chief Financial Officer


















                            -14-