Form 10-Q
period 1996-06-30
IBM CREDIT CORP
filed 1996-08-13
CIK 353524

<PAGE 1>
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

               Commission file number 1-8175
               _____________________________


                   IBM CREDIT CORPORATION
   ______________________________________________________
   (Exact name of registrant as specified in its charter)

                DELAWARE                           22-2351962
        ________________________     ____________________________________
        (State of incorporation)     (IRS employer identification number)


       1133 Westchester Avenue
        White Plains, New York                                10604-3505
 ________________________________________                    ____________
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  914-642-3000
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

As of July 31, 1996, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation.




Aggregate market value of the voting stock held by nonaffiliates of the registrant at July 31, 1996: NONE.

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


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at June 30, 1996 and December 31, 1995. . . . . . . . . . 1



      Consolidated Statement of Earnings for the three and six
      months ended June 30, 1996 and 1995 . . . . . . . . . . . 2



      Consolidated Statement of Cash Flows for the six
      months ended June 30, 1996 and 1995 . . . . . . . . . . . 3



      Notes to Consolidated Financial Statements. . . . . . . . 4



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations . 5



Part II - Other Information . . . . . . . . . . . . . . . . . .13



















<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                                June 30,     December 31,
                                                  1996          1995*
                                              ___________    ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   813,205    $   336,839
  Marketable securities. . . . . . . . . . .      103,783         89,930
  Net investment in capital leases . . . . .    4,009,009      3,966,255
  Equipment on operating leases, net . . . .    1,990,059      1,695,812
  Loans receivable . . . . . . . . . . . . .    1,571,105      1,473,822
  Working capital financing receivables. . .    2,817,775      3,158,932
  Investments and other assets . . . . . . .      429,877        597,882
  Due and deferred from receivable sales . .       86,293        106,079
                                              ___________    ___________
Total Assets                                  $11,821,106    $11,425,551
                                              ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,872,548    $ 6,258,485
  Short-term debt, IBM . . . . . . . . . . .         -           214,142
  Due to IBM and affiliates. . . . . . . . .    1,380,944      1,606,433
  Interest and other accruals. . . . . . . .      319,190        357,311
  Deferred income taxes. . . . . . . . . . .      681,751        665,166
  Long-term debt . . . . . . . . . . . . . .    1,129,696        990,440
  Long-term debt, IBM. . . . . . . . . . . .      125,000        125,000
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   10,509,129     10,216,977
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1996 and 932 in 1995 . . . . .      457,411        457,011
  Retained earnings. . . . . . . . . . . . .      854,566        751,563
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,311,977      1,208,574
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $11,821,106    $11,425,551
                                              ===========    ===========

<F1>
The accompanying notes are an integral part of this statement.
<F2>
* Reclassified to conform with 1996 presentation.





<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

             FOR THE SIX MONTHS ENDED JUNE 30:

(Dollars in thousands)
                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        1996      1995       1996     1995
                                      ________  ________   ________ ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . . . . . $ 74,586  $ 63,020   $144,190 $124,429
     Operating leases, net of
      depreciation. . . . . . . . . .   60,700    52,874    106,081  103,810
                                      ________  ________   ________ ________

                                       135,286   115,894    250,271  228,239

  Income from loans . . . . . . . . .   38,347    27,130     75,330   53,666
  Income from working capital
   financing. . . . . . . . . . . . .   65,767    56,756    134,204  107,954
  Equipment sales . . . . . . . . . .  101,432   130,967    207,920  245,070
  Other income. . . . . . . . . . . .   27,282    30,482     74,568   63,781
                                      ________  ________   ________ ________
     Total finance and other
      income. . . . . . . . . . . . .  368,114   361,229    742,293  698,710
                                      ________  ________   ________ ________
COST AND EXPENSES:
  Interest. . . . . . . . . . . . . .  106,931    94,621    213,211  180,917
  Cost of equipment sales . . . . . .   83,806   104,809    171,605  205,644
  Selling, general, and
   administrative . . . . . . . . . .   46,165    43,009     91,026   83,879
  Provision for receivable losses . .    9,281    13,605     22,244   27,311
                                      ________  ________   ________ ________

     Total cost and expenses. . . . .  246,183   256,044    498,086  497,751
                                      ________  ________   ________ ________

EARNINGS BEFORE INCOME TAXES. . . . .  121,931   105,185    244,207  200,959

Provision for income taxes. . . . . .   47,856    41,261     96,204   79,090
                                      ________  ________   ________ ________

NET EARNINGS. . . . . . . . . . . . . $ 74,075  $ 63,924   $148,003 $121,869
                                      ========  ========   ======== ========

The accompanying notes are an integral part of this statement.


<PAGE 5>

                   IBM CREDIT CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30:
(Dollars in thousands)                              1996        1995*
                                                 ___________ ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings . . . . . . . . . . . . . . . . .$  148,003  $  121,869
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .   468,022     395,127
   Provision for receivable losses. . . . . . . .    22,244      27,311
   Change in deferred income taxes. . . . . . . .    16,585     (33,384)
   Decrease in interest and other accruals. . . .   (38,121)    (15,845)
   Gross profit on equipment sales. . . . . . . .   (36,315)    (39,426)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .   207,920     245,070
     Decrease in amounts due IBM and affiliates .  (225,489)   (218,986)
     Other, net . . . . . . . . . . . . . . . . .    10,452      45,679
                                                 ___________ ___________
Cash provided by operating activities . . . . . .   573,301     527,415
                                                 ___________ ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in capital leases . . . . . . . . .  (953,395)   (974,602)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .   730,421     715,427
   Investment in equipment on operating leases. .  (703,178)   (495,028)
   Investment in loans receivable . . . . . . . .  (507,998)   (385,044)
   Collection of loans receivable, net of
    interest earned . . . . . . . . . . . . . . .   405,865     239,518
   Collection of (investment in) working capital
    financing receivables, net. . . . . . . . . .   330,263    (232,913)
   Purchases of marketable securities . . . . . .   (13,853)   (176,112)
   Maturities of marketable securities. . . . . .      -        118,737
   Cash payment for business acquired . . . . . .      -        (92,478)
   Other, net . . . . . . . . . . . . . . . . . .   123,002    (143,734)
                                                 ___________ ___________
Cash used in investing activities . . . . . . . .  (588,873) (1,426,229)
                                                 ___________ ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt . . .   385,532     200,149
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .  (415,605)   (338,493)
   Issuance of debt with original maturities
    within one year, net. . . . . . . . . . . . .   567,011   1,090,242
   Cash dividends paid to IBM . . . . . . . . . .   (45,000)   (145,000)
                                                 ___________ ___________
Cash provided by financing activities . . . . . .   491,938     806,898
                                                 ___________ ___________
Increase (decrease) in cash and cash equivalents.   476,366     (91,916)
Cash and cash equivalents, January 1. . . . . . .   336,839     614,339
                                                 ___________ ___________
Cash and cash equivalents, June 30. . . . . . . .$  813,205  $  522,423
                                                 =========== ===========

<F1>
The accompanying notes are an integral part of this statement.




<F2>
*Reclassified to conform with 1996 presentation.

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



RATIO OF EARNINGS TO FIXED CHARGES:

The  ratio  of  earnings  to  fixed  charges  calculated  in
accordance   with   applicable   Securities   and   Exchange
Commission requirements was 2.14 and 2.35 for the six months ended June 30, 1996, and 1995, respectively.



RELATED COMPANY TRANSACTIONS:

The Company provides equipment financing at market rates to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products. The Company originated $295.4 million and $159.6 million of such financings during the six months ended June 30, 1996, and 1995, respectively. At June 30, 1996, and December 31, 1995, approximately $672.5 million and $687.4 million, respectively, of such financings were included in the lease and loan portfolio. Of these amounts, $664.8 million and $677.3 million were included in the Company's operating lease portfolio at June 30, 1996, and December 31, 1995, respectively. The pretax income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was approximately $54.0 million and $45.5 million in the first half of 1996 and the first half of 1995, respectively.










<PAGE 7>
                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the three months ended June 30, 1996, were $74.1 million. Net earnings for the six months ended June
30, 1996, were $148.0 million, yielding an annualized return on average equity of 23.8 percent.

Effective   August   1,  1996,  the  Company  relocated  its
principal  executive  offices  from  leased  space   to   an
IBM-owned facility in White Plains, New York.

FINANCING ORIGINATED

For the three months ended June 30, 1996, the Company originated capital equipment financing for end users of $1,267.8 million, a 15 percent increase from $1,101.8 million for the same 1995 period. For the three months ended June 30, 1996, originations of working capital financing for dealers and remarketers of information industry products increased by 30 percent to $3,137.5 million, from $2,420.6 million for the same 1995 period.

For the six months ended June 30, 1996, the Company originated capital equipment financing for end users of $2,501.2 million, a 16 percent increase from $2,151.4 million for the same 1995 period. For the six months ended June 30, 1996, originations of working capital financing for dealers and remarketers of information industry products increased by 25 percent to $5,687.6 million, from $4,560.8 million for the same 1995 period.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States, and throughout the first half of 1996, compared with the same period in 1995.

Capital equipment financings for end users included purchases of $1,517.6 million of information handling systems from IBM, consisting of $883.0 million for capital leases and $634.6 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $92.2 million; (2) financing for IBM software and services of $416.0 million; (3) installment and lease financing for state and local government customers of $210.2 million for the account of IBM; and (4) other financing of $265.2 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The Company's capital  lease  portfolio  primarily  includes
direct  financing  leases.           Direct financing leases
consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.
                            -5-































































<PAGE 8>
FINANCING ORIGINATED  (Continued)

The growth in working capital financing originations throughout the first half of 1996 reflects volume increases in both IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1995 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

At June 30, 1996, the investment in remarketed equipment on capital and operating leases totaled $410.2 million, a decrease of 13 percent from the 1995 year-end investment of $470.5 million. For the three months ended June 30, 1996, the remarketing activities contributed $55.4 million to pretax earnings, an increase of 38 percent compared with $40.2 million for the same 1995 period. For the six months ended June 30, 1996, the remarketing activities contributed $87.7 million to pretax earnings, an increase of 11 percent compared with $78.7 million for the same 1995 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 10 for additional details.

ASSETS

Total assets increased to $11.8 billion at June 30, 1996, compared with $11.4 billion at December 31, 1995. This growth, during the first half of 1996, is primarily the result of an increase in cash and cash equivalents of approximately $476.4 million, plus growth of $294.2 in investment in equipment on operating leases, offset by cash collections exceeding originations of working capital financing receivables by $330.3 million.

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At June 30, 1996, and December 31, 1995, the marketable securities included investments in U.S. federal agency debt securities of $21.7 million and





corporate   debt  securities  of  $82.1  million  and  $68.2
million, respectively.


<PAGE 9>
LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $8,127.2 million of debt at June 30, 1996. Total short-term and long-term debt increased by approximately $539.1 million, from $7,588.1 million at December 31, 1995. This increase was the result of increases in commercial paper outstanding of $507.1 million, medium-term notes of $106.9 million and long-term debt of $139.2 million, offset by the January 2, 1996, maturity of $214.1 million, payable to IBM at market terms and conditions. Included in long-term debt at June 30, 1996, and December 31, 1995, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.

The Company has the option, as approved by the Board of Directors on December 13, 1995, to issue and sell up to $4.0 billion of debt securities in domestic and foreign financial markets through December 31, 1996. Included within this $4.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At June 30, 1996, there was 3.0 billion in ECU available for the issuance of debt securities under this program. Currently, there is 2.8 billion in ECU available for the issuance of debt securities under this program. The Company's decision to continue to issue debt securities over the remaining authorized period under this program is dependent on prevailing market conditions and its need for such funding. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion under this program.

At June 30, 1996, the Company had available $119 million of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. On July 30, 1996, the Company's registration of an additional $2.0 billion of debt securities with the SEC became effective. Currently, the Company has available a total of $2.0 billion on its shelf with the SEC for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

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






The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.
                            -7-




























































<PAGE 10>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other.
These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. No borrowings were outstanding at June 30, 1996. As previously mentioned, the Company had borrowings outstanding under this agreement of $214.1 million at December 31, 1995.

These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease and loan portfolio, to fund working capital requirements and to service debt.

The Company uses agreements related to currencies and interest rates to lower costs of funding its business, to diversify sources of funding, or to manage interest rate and currency exposures arising from mismatches between assets and liabilities. The Company enters into such financial instrument transactions for risk management and hedging purposes. The Company does not enter into such financial instrument transactions for trading or other speculative purposes. The Company routinely evaluates existing and potential counterparty credit exposures associated with such financial instrument transactions to ensure that these exposures remain within credit guidelines. The Company does not anticipate any material adverse effect on its financial position or results of operations from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties.

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $225.5 million to $1,380.9 million at June 30, 1996, from $1,606.4 million at December 31, 1995. This decline was primarily attributable to a $264.9 million decrease in the amount payable for capital equipment purchases and a current tax liability payment of $60.5 million made to IBM during the first half of 1996, partially offset by a current income tax provision of $76.8 for the first half of 1996.

Total stockholder's equity at June 30, 1996, was $1,312.0 million, up $103.4 million from year-end 1995. The increase in stockholder's equity reflects net earnings of $148.0 million for the first half of 1996 and the issuance of $0.4 million of capital stock to IBM, offset by the payment of $45.0 million in cash dividends to IBM during the first quarter of 1996.

At June 30, 1996, the Company's debt to equity ratio was 6.2:1, compared with 6.3:1 at December 31, 1995, and June
30, 1995.

<PAGE 11>
TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $521.4 million for the six months ended June 30, 1996, compared with total cash provided before dividends of $53.1 million for the same 1995 period. Total cash provided before dividends reflects $51.9 million of cash used in investing and financing activities before dividends, offset by $573.3 million of cash provided by operating activities for the first half of 1996.

For the six months ended June 30, 1995, total cash provided before dividends reflected $474.3 million of cash used in investing and financing activities before dividends, offset by $527.4 million of cash provided by operating activities. Cash and cash equivalents at June 30, 1996, totaled $813.2 million, an increase of $476.4 million, compared with the balance at December 31, 1995.

INCOME FROM LEASES

Income from leases increased 17 percent to $135.3 million for the three months ended June 30, 1996, from $115.9 million for the same 1995 period; for the six months ended June 30, 1996, income from leases increased 10 percent to $250.3 million, from $228.2 million for the same 1995 period. The growth in capital equipment financings for end users during 1995 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $39.9 million and $69.5 million for the three- and six-month periods ended June 30, 1996, an increase of 99 percent and 53 percent, respectively, from the comparable 1995 periods.

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

A review of the Company's $717.0 million residual value portfolio at June 30, 1996, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $2.1 million reduction to income from leases during the second quarter of 1996, for a total of $18.1 million during the first half of 1996, compared with a $6.0 million reduction to income from leases during the second quarter and year-to-date 1995.

<PAGE 12>
INCOME FROM LOANS

Income from loans increased 41 percent to $38.3 million for the three months ended June 30, 1996; for the first half of 1996, income from loans increased 40 percent to $75.3 million, compared with the respective 1995 period. These increases resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1995 and the first half of 1996.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 16 percent to $65.8 million for the three months ended June 30, 1996, compared with the same 1995 period; for the first half of 1996, income from working capital financing increased 24 percent to $134.2 million compared with the respective 1995 period. These increases were primarily due to growth in the average working capital financing receivables outstanding during the 1996 period, compared with the 1995 period. The growth in average working capital financing receivables outstanding primarily reflects increased originations.

EQUIPMENT SALES

Equipment sales amounted to $101.4 million for the three months ended June 30, 1996, compared with $131.0 million for the same 1995 period; for the first six months of 1996, equipment sales amounted to $207.9 million, compared with $245.1 million for the comparable 1995 period. The decreases in equipment sales primarily reflect lower financing originated in prior years, resulting in fewer leases reaching end of term. Also contributing to these decreases in equipment sales is the growth of equipment remarketed as operating leases, rather than as sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales for the three months ended June 30, 1996 was $17.6 million, a decrease of 33 percent, compared with $26.2 million for the same 1995 period. For the first half of 1996, the gross profit on equipment sales decreased 8 percent to $36.3 million, compared with $39.4 million for the same 1995 period. The gross profit margin for the second quarter of 1996 decreased to 17.4 percent, compared with 20.0 percent for the same 1995 period; for the first half of 1996, the gross profit margin increased to
17.5 percent, compared with 16.1 percent for the same 1995 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.

<PAGE 13>
OTHER INCOME

Other income decreased 10 percent to $27.3 million for the three months ended June 30, 1996, compared with $30.5 million for the same 1995 period. This decrease is primarily due to the fact that during the second quarter of 1995, a pretax gain of $4.3 million was recognized upon the sale of financing assets. For the first half of 1996, other income increased 17 percent to $74.6 million, compared with $63.8 million for the same 1995 period. This increase is primarily due to a $9.3 million pretax gain recognized upon the sale of certain restricted securities during the first quarter of 1996. Additionally, interest income earned on cash and cash equivalents and fees for the servicing of IBM financing receivables securitized and sold increased during the first half of 1996, compared with the same 1995 period. These year-to-year increases were partially offset by a $5.0 million pretax gain recognized during the first quarter of 1995, upon Comdisco Inc.'s redemption of a convertible subordinated promissory note on March 1, 1995.

INTEREST EXPENSE

As a result of an increase in the Company's average outstanding debt balance, interest expense increased 13 percent to $106.9 million for the three months ended June 30, 1996, and 18 percent to $213.2 million for the first half of 1996, compared with the same 1995 periods. Due to generally lower interest rates, the Company's year-to-date average cost of debt through June 30, 1996, decreased to
5.73 percent, from 5.94 percent for the same 1995 period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $46.2 million for the three months ended June 30, 1996, an increase of 7 percent compared with the same 1995 period.
For the first half of 1996, selling, general, and administrative expenses increased 8 percent to $91.0 million, from $83.9 million for the same 1995 period. This increase is primarily a result of the first half of 1996 reflecting six months of expenses incurred by IBM CS Systems, Inc. (formerly known as Chrysler Systems, Inc.), compared to five months of expenses during the first half of 1995, and an increase in resources for the six months ended June 30, 1996, compared to the same 1995 period, resulting in an increase in compensation related expenses.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

With the continued growth of the Company's working capital financing business in 1995 and the first half of 1996, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products has become more significant.
                            -11-































































<PAGE 14>
PROVISION FOR RECEIVABLE LOSSES  (Continued)

At June 30, 1996, and December 31, 1995, approximately 68 percent and 70 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. The Company did not experience material losses in 1995, nor during the first half of 1996, and does not believe that these risks will have a material adverse effect on its financial position or results of operations.

The provision for receivable losses decreased to $9.3 million for the quarter ended June 30, 1996, compared with $13.6 million for the same 1995 period. For the six months ended June 30, 1996, the provision for receivable losses decreased to $22.2 million, compared with $27.3 million for the same 1995 period. The Company provides for receivable losses at the time financings are originated for capital equipment. Although there was growth in capital equipment financing originated during the second quarter and the first half of 1996, compared with the same 1995 periods, the corresponding increase in the provision for receivable losses was offset by declines in specific reserves.

NET EARNINGS

Net earnings increased 16 percent to $74.1 million for the second quarter of 1996, compared with $63.9 million for the same 1995 period.

Net earnings for the six months ended June 30, 1996, were $148.0 million, an increase of 21 percent from the same 1995 period.

The Company's loan and lease portfolios grew and its working capital financing originations increased during the first half of 1996 compared with the same 1995 period. Furthermore, its capital equipment remarketing operations continued to be profitable. These factors contributed to a favorable performance during the first half of 1996.

RETURN ON AVERAGE EQUITY

The results for the first half of 1996 yielded an annualized return on average equity of 23.8 percent, compared with 23.1 percent for the same 1995 period.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.

                            -12-






























































<PAGE 15>


                Part II - Other Information
                ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

No reports on Form 8-K have been filed during the first six months of 1996.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: August 13, 1996             By: /s/ Allison R. Schleicher
      _______________             _____________________________


                                  (Allison R. Schleicher)
                                   Vice President, Finance
                                   and Chief Financial Officer


















                            -13-