Form 10-Q
period 1996-09-30
IBM CREDIT CORP
filed 1996-11-13
CIK 353524

<PAGE 1>
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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





                           - 1 -






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

As of October 31, 1996, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1996: NONE.

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


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at September 30, 1996 and December 31, 1995. . . . . . . . . . 1



      Consolidated Statement of Earnings for the three and nine
      months ended September 30, 1996 and 1995 . . . . . . . . . . . 2



      Consolidated Statement of Cash Flows for the nine
      months ended September 30, 1996 and 1995 . . . . . . . . . . . 3



      Notes to Consolidated Financial Statements. . . . . . . . . .  4



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . .5



Part II - Other Information . . . . . . . . . . . . . . . . . . . . .13




















<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                             September 30,   December 31,
                                                  1996          1995*
                                              ___________    ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   738,821     $  336,839
  Marketable securities. . . . . . . . . . .      126,410         89,930
  Net investment in capital leases . . . . .    4,050,998      3,966,255
  Equipment on operating leases, net . . . .    2,111,334      1,695,812
  Loans receivable . . . . . . . . . . . . .    1,584,837      1,473,822
  Working capital financing receivables. . .    2,860,856      3,158,932
  Investments and other assets . . . . . . .      605,857        703,961
                                              ___________    ___________
Total Assets                                  $12,079,113    $11,425,551
                                              ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,639,162    $ 6,258,485
  Short-term debt, IBM . . . . . . . . . . .      200,000        214,142
  Due to IBM and affiliates. . . . . . . . .    1,283,791      1,606,433
  Interest and other accruals. . . . . . . .      313,983        357,311
  Deferred income taxes. . . . . . . . . . .      720,159        665,166
  Long-term debt . . . . . . . . . . . . . .    1,413,431        990,440
  Long-term debt, IBM. . . . . . . . . . . .      125,000        125,000
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   10,695,526     10,216,977
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1996 and 932 in 1995 . . . . .      457,411        457,011
  Retained earnings. . . . . . . . . . . . .      926,176        751,563
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,383,587      1,208,574
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $12,079,113    $11,425,551
                                              ===========    ===========

<F1>
The accompanying notes are an integral part of this statement.
<F2>
* Reclassified to conform with 1996 presentation.





                            -1-


































































<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS


(Dollars in thousands)
                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                        1996      1995        1996     1995
                                      ________  ________    ________  ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . . . .  $ 82,487  $ 82,492    $226,677   $206,921
     Operating leases, net of
      depreciation. . . . . . . . .    60,144    42,976     166,225    146,786
                                      ________  ________   ________   ________

                                      142,631   125,468     392,902    353,707

  Income from loans . . . . . . . . .  36,875    30,562     112,205     84,228
  Income from working capital
   financing. . . . . . . . . . . . .  66,579    62,150     200,783    170,104
  Equipment sales . . . . . . . . . .  76,367   123,454     284,287    368,524
  Other income. . . . . . . . . . . .  37,196    37,105     111,764    100,886
                                      ________  ________  _________  _________
     Total finance and other
      income. . . . . . . . . . . . . 359,648   378,739   1,101,941  1,077,449
                                      ________  ________  _________  _________
COST AND EXPENSES:
  Interest. . . . . . . . . . . . . . 110,362   106,050     323,573    286,967
  Cost of equipment sales . . . . . .  68,697   109,915     240,302    315,559
  Selling, general, and
   administrative . . . . . . . . . .  53,389    47,750     144,415    131,629
  Provision for receivable losses . .   9,032    26,710      31,276     54,021
                                      ________  ________   ________   ________

     Total cost and expenses. . . . . 241,480   290,425     739,566    788,176
                                      ________  ________   ________   ________

EARNINGS BEFORE INCOME TAXES. . . . . 118,168    88,314     362,375    289,273

Provision for income taxes. . . . . .  46,558    34,788     142,762    113,878
                                      ________  ________   ________   ________

NET EARNINGS. . . . . . . . . . . . .$ 71,610  $ 53,526    $219,613   $175,395
                                      ========  ========   ========   ========

The accompanying notes are an integral part of this statement.


                            -2-










<PAGE 5>

                   IBM CREDIT CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30:
(Dollars in thousands)                              1996        1995*
                                                 ___________ ___________
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings . . . . . . . . . . . . . . . . .$ 219,613   $ 175,395
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .  731,620     620,551
   Provision for receivable losses. . . . . . . .   31,276      54,021
   Change in deferred income taxes. . . . . . . .   54,993     (29,962)
   Decrease in interest and other accruals. . . .  (43,328)    (15,862)
   Gross profit on equipment sales. . . . . . . .  (43,985)    (52,965)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .  284,287     368,524
     Decrease in amounts due IBM and affiliates . (322,642)   (387,742)
     Other, net . . . . . . . . . . . . . . . . .   24,435      64,390
                                                 ___________ ___________
Cash provided by operating activities . . . . . .  936,269     796,350
                                                 ___________ ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in capital leases . . . . . . . . .(1,397,174)  (1,331,507)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . . 1,070,099    1,024,561
   Investment in equipment on operating leases. .(1,136,606)    (757,318)
   Investment in loans receivable . . . . . . . .  (729,969)    (609,997)
   Collection of loans receivable, net of
    interest earned . . . . . . . . . . . . . . .   602,844      343,878
   Collection of (investment in) working capital
    financing receivables, net. . . . . . . . . .   284,870     (482,083)
   Purchases of marketable securities . . . . . .   (36,480)    (237,440)
   Maturities of marketable securities. . . . . .      -         145,958
   Cash payment for business acquired . . . . . .      -         (92,478)
   Other, net . . . . . . . . . . . . . . . . . .    65,434     (172,264)
                                                 ___________ ___________
Cash used in investing activities . . . . . . . .(1,276,982)  (2,168,690)
                                                 ___________ ___________
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt . . .   665,541      240,039
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .  (485,655)    (518,551)
   Issuance of debt with original maturities
    within one year, net. . . . . . . . . . . . .   607,809    1,435,192
   Cash dividends paid to IBM . . . . . . . . . .   (45,000)    (145,000)
                                                 ___________ ___________
Cash provided by financing activities . . . . . .   742,695    1,011,680
                                                 ___________ ___________
Increase (decrease) in cash and cash equivalents.   401,982     (360,660)
Cash and cash equivalents, January 1. . . . . . .   336,839      614,339
                                                 ___________ ___________
Cash and cash equivalents, September 30 . . . . .$  738,821  $   253,679
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



RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 2.12 and 2.01 for the nine months ended September 30, 1996, and 1995, respectively.


RELATED COMPANY TRANSACTIONS:

The Company provides equipment financing at market rates, substantially through operating leases, to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products. The Company originated $431.7 million and $222.1 million of such financings during the nine months ended September 30, 1996, and 1995, respectively. At September 30, 1996, and December 31, 1995, approximately $673.0 million and $687.4 million, respectively, of such financings were included in the Company's lease and loan portfolio. The finance income, net of depreciation, earned from operating leases to IBM and affiliated companies, was approximately $78.9 million and $66.2 million in the first nine months of 1996 and the first nine months of 1995, respectively.

<PAGE 7>
                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net  earnings for the three months ended September 30, 1996, were $71.6 million.  Net earnings for the nine months  ended
September   30,  1996,  were  $219.6  million,  yielding  an
annualized return on average equity of 22.9 percent.


FINANCING ORIGINATED

For the three months ended September 30, 1996, the Company originated capital equipment financing for end users of $1,189.9 million, an 18 percent increase from $1,005.2 million for the same 1995 period. For the three months ended September 30, 1996, originations of working capital financing for dealers and remarketers of information industry products increased by 42 percent to $3,602.4 million, from $2,529.4 million for the same 1995 period.

For the nine months ended September 30, 1996, the Company originated capital equipment financing for end users of $3,691.1 million, a 17 percent increase from $ 3,156.6 million for the same 1995 period. For the nine months ended September 30, 1996, originations of working capital financing for dealers and remarketers of information industry products increased by 31 percent to $9,290.0 million, from $7,090.2 million for the same 1995 period.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States and an increase in the propensity for customers to finance their acquisitions with the Company throughout the first nine months of 1996, compared with the same period in 1995. The increase in placements reflects a growth in the volume of operating lease originations during the first nine months of 1996, compared with the same period in 1995.

Capital equipment financings for end users included purchases of $2,297.2 million of information handling systems from IBM, consisting of $1,303.0 million for capital leases and $994.2 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $150.7 million; (2) financing for IBM software and services of $579.4 million; (3) installment and lease financing for state and local government customers of $276.8 million for the account of IBM; and (4) other financing of $387.0 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

<PAGE 8>
FINANCING ORIGINATED  (Continued)

The growth in working capital financing originations throughout the first nine months of 1996 reflects volume increases in both IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1995 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

At September 30, 1996, the investment in remarketed equipment on capital and operating leases totaled $319.7 million, a decrease of 32 percent from the 1995 year-end investment of $470.5 million. For the three months ended September 30, 1996, remarketing activities contributed $42.3 million to pretax earnings, an increase of 14 percent compared with $37.0 million for the same 1995 period. For the nine months ended September 30, 1996, remarketing activities contributed $130.0 million to pretax earnings, an increase of 12 percent compared with $115.7 million for the same 1995 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 10 for additional details.

ASSETS

Total assets increased to $12.1 billion at September 30, 1996, compared with $11.4 billion at December 31, 1995. This growth, during the first nine months of 1996, is primarily the result of an increase in cash and cash equivalents of approximately $402.0 million, plus growth of $415.5 million in investment in equipment on operating leases, offset by cash collections exceeding originations of working capital financing receivables by $284.9 million.

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At September 30, 1996, and December 31, 1995, marketable securities included investments in U.S. federal agency debt securities of $21.7 million and corporate  debt  securities  of  $104.7  million  and  $68.2 million, respectively.

<PAGE 9>
LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $8,377.6 million of debt at September 30, 1996. Total short-term and long-term debt increased by approximately $789.5 million, from $7,588.1 million at December 31, 1995. This increase was the result of increases in commercial paper outstanding of $784.2 million, long-term debt of $422.9 million and payable to IBM of $200.0 million, offset by the maturity of medium-term notes of $403.5 million and $214.1 million payable to IBM at market terms and conditions. Included in short-term debt at September 30, 1996, was $200.0 million payable to IBM at market terms and conditions, maturing on October 3, 1996. Included in long-term debt at September 30, 1996, and December 31, 1995, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1997. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At September 30, 1996, there was 2.0 billion in ECU available for the issuance of debt securities under this program. The Company's decision to continue to issue debt securities over the remaining authorized period under this program is dependent on prevailing market conditions and its need for such funding. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion available under this program.

At September 30, 1996, the Company had available $1.9 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which a subsidiary of the Company has available. The subsidiary's decision to issue any asset-backed securities over the remaining authorized period under this shelf registration is dependent on prevailing market conditions and its need for such funding.

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




The  Company  has  no  borrowings  outstanding   under   the
committed global credit facility or the liquidity agreement.
                            -7-































































<PAGE 10>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other.
These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. As previously mentioned, the Company had borrowings outstanding under this agreement of $200.0 million at September 30, 1996 and $214.1 million at December 31, 1995.

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

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $322.6 million to $1,283.8 million at September 30, 1996, from $1,606.4 million at December 31, 1995. This decline was primarily attributable to a $318.5 million decrease in the amount payable for capital equipment purchases and a current tax liability payments of $108.4 million made to IBM during the first nine months of 1996, partially offset by a current income tax provision of $86.0 million for the first nine months of 1996.

Total stockholder's equity at September 30, 1996, was $1,383.6 million, up $175.0 million from year-end 1995. The increase in stockholder's equity reflects net earnings of $219.6 million for the first nine months of 1996 and the issuance of $0.4 million of capital stock to IBM, offset by the payment of $45.0 million in cash dividends to IBM during the first quarter of 1996.







At September 30, 1996, the Company's debt to equity ratio was 6.1:1, compared with 6.3:1 at December 31, 1995, and 6.2:1 at September 30, 1995.

<PAGE 11>
TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $447.0 million for the nine months ended September 30, 1996, compared with total cash used before dividends of $215.7 million for the same 1995 period. Total cash provided before dividends reflects $489.3 million of cash used in investing and financing activities before dividends, offset by $936.3 million of cash provided by operating activities for the first nine months of 1996.

For the nine months ended September 30, 1995, total cash used before dividends reflected $1,012.0 million of cash used in investing and financing activities before dividends, offset by $796.3 million of cash provided by operating activities. Cash and cash equivalents at September 30, 1996, totaled $738.8 million, an increase of $402.0 million, compared with the balance at December 31, 1995.

INCOME FROM LEASES

Income from leases increased 14 percent to $142.6 million for the three months ended September 30, 1996, from $125.5 million for the same 1995 period; for the nine months ended September 30, 1996, income from leases increased 11 percent to $392.9 million, from $353.7 million for the same 1995 period. The growth in capital equipment financings for end users during 1995 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $39.6 million and $109.1 million for the three- and nine-month periods ended September 30, 1996, an increase of 49 percent and 52 percent, respectively, from the comparable 1995 periods.

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

A review of the Company's $737.9 million residual value portfolio at September 30, 1996, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $5.0 million reduction to income from leases during the third quarter of 1996, for a total of $23.1 million during the first nine months of 1996, compared with a $3.0 million reduction to income from leases during the third quarter of 1995, for a total of $9.0 million during the first nine months of 1995.

<PAGE 12>
INCOME FROM LOANS

Income from loans increased 21 percent to $36.9 million for the three months ended September 30, 1996; for the first nine months of 1996, income from loans increased 33 percent to $112.2 million, compared with the respective 1995 period. These increases resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1995 and the first nine months of 1996.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 7 percent to $66.6 million for the three months ended September 30, 1996, compared with the same 1995 period; for the first nine months of 1996, income from working capital financing increased 18 percent to $200.8 million compared with the respective 1995 period. These increases were primarily due to growth in the average working capital financing receivables outstanding during the 1996 period, compared with the 1995 period. The growth in average working capital financing receivables outstanding primarily reflects increased originations.

EQUIPMENT SALES

Equipment sales amounted to $76.4 million for the three months ended September 30, 1996, compared with $123.5 million for the same 1995 period; for the first nine months of 1996, equipment sales amounted to $284.3 million, compared with $368.5 million for the comparable 1995 period. The decreases in equipment sales primarily reflect lower financing originated in prior years, resulting in fewer leases reaching end of term. Also contributing to these decreases in equipment sales is the growth of equipment remarketed as operating leases, rather than as sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new customers.

Gross profit on equipment sales for the three months ended September 30, 1996, was $7.7 million, a decrease of 43 percent, compared with $13.5 million for the same 1995 period. For the first nine months of 1996, the gross profit on equipment sales decreased 17 percent to $44.0 million, compared with $53.0 million for the same 1995 period. The gross profit margin for the third quarter of 1996 decreased to 10 percent, compared with 11 percent for the same 1995 period; for the first nine months of 1996, the gross profit margin increased to 15.5 percent, compared with 14.4 percent for the same 1995 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.

<PAGE 13>
OTHER INCOME

Other income was $37.2 million for the three months ended September 30, 1996, which was relatively flat compared with $37.1 million for the same 1995 period. For the first nine months of 1996, other income increased 10.8 percent to $111.8 million, compared with $100.9 million for the same 1995 period. This increase is primarily due to a $9.3 million pretax gain recognized upon the sale of certain restricted securities during the first quarter of 1996. Additionally, interest income earned on cash and cash equivalents and fees for the servicing of IBM financing receivables securitized and sold increased during the first nine months of 1996, compared with the same 1995 period. These year-to-year increases were partially offset by a $5.0 million pretax gain recognized during the first quarter of 1995, upon Comdisco Inc.'s redemption of a convertible subordinated promissory note on March 1, 1995.

INTEREST EXPENSE

As a result of an increase in the Company's average outstanding debt balance, interest expense increased 4 percent to $110.4 million for the three months ended September 30, 1996, and 13 percent to $323.6 million for the first nine months of 1996, compared with the same 1995 periods. Due to generally lower interest rates, the Company's year-to-date average cost of debt through
September 30, 1996, decreased to 5.7 percent, from 6.0 percent for the same 1995 period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $53.4 million for the three months ended September 30, 1996, an increase of 12 percent compared with the same 1995 period. For the first nine months of 1996, selling, general, and administrative expenses increased 10 percent to $144.4 million, from $131.6 million for the same 1995 period. This increase is primarily a result of the first nine months of 1996 reflecting nine months of expenses incurred by IBM CS Systems, Inc. (formerly known as Chrysler Systems, Inc.), compared with eight months of expenses during the first nine months of 1995, and an increase in resources for the nine months ended September 30, 1996, compared with the same 1995 period, resulting in an increase in compensation related expenses.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

With the continued growth of the Company's working capital financing business in 1995 and the first nine months of 1996, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant.
                            -11-































































<PAGE 14>
PROVISION FOR RECEIVABLE LOSSES  (Continued)

At September 30, 1996, and December 31, 1995, approximately 65 percent and 70 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. The Company did not experience material losses in 1995, nor during the first nine months of 1996, and does not believe that these risks will have a material adverse effect on its financial position or results of operations.

The provision for receivable losses decreased to $9.0 million for the quarter ended September 30, 1996, compared with $26.7 million for the same 1995 period. For the nine months ended September 30, 1996, the provision for receivable losses decreased to $31.3 million, compared with $54.0 million for the same 1995 period. The Company provides for receivable losses at the time financings are originated for capital equipment. Although there was growth in capital equipment financing originated during the third quarter and the first nine months of 1996, compared with the same 1995 periods, the corresponding increase in the provision for receivable losses was offset by declines in specific reserves.

NET EARNINGS

Net earnings increased 34 percent to $71.6 million for the third quarter of 1996, compared with $53.5 million for the same 1995 period.

Net earnings for the nine months ended September 30, 1996, were $219.6 million, an increase of 25 percent from the same
1995 period.

The Company's loan and lease portfolios grew and its working capital financing originations increased during the first nine months of 1996 compared with the same 1995 period. Furthermore, its capital equipment remarketing operations continued to be profitable. These factors contributed to a favorable performance during the first nine months of 1996.

RETURN ON AVERAGE EQUITY

The results for the first nine months  of  1996  yielded  an
annualized   return  on  average  equity  of  22.9  percent,
compared with 21.7 percent for the same 1995 period.

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

No reports on Form 8-K have been filed during the first nine months of 1996.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: November 13, 1996           By: /s/ Allison R. Schleicher
      _________________             _____________________________


                                  (Allison R. Schleicher)
                                   Vice President, Finance
                                   and Chief Financial Officer


















                            -13-