Form 10-K
period 1996-12-31
IBM CREDIT CORP
filed 1997-03-27
CIK 353524

<PAGE 1>
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                                                              ___    ___
As of February 28, 1997, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1997: NONE.

The registrant meets the conditions set forth in General Instruction J
(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.


























































<PAGE 2>

                             TABLE OF CONTENTS
                             _________________

PART I                                                               Page

Item 1.  Business                                                     3
Item 2.  Properties                                                   3
Item 3.  Legal Proceedings                                            3
Item 4.  Submission of Matters to a Vote of Security Holders          3

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                          3
Item 6.  Selected Financial Data                                      4
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          5
Item 8.  Financial Statements and Supplementary Data                 14
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                         40

PART III

Item 10. Directors and Executive Officers of the Registrant          40
Item 11. Executive Compensation                                      40
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  40
Item 13. Certain Relationships and Related Transactions              40

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 40




















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

ITEM 2.  PROPERTIES:

     Effective August 1, 1996, the Company relocated its principal executive offices from leased space to an IBM owned facility in White Plains, New York. The executive offices comprise approximately 200,000 square feet of office space. The Company occupies this space under an arrangement with IBM. The Company also maintains offices in Oakbrook, Illinois, under long-term lease.

ITEM 3.  LEGAL PROCEEDINGS:

     None material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Omitted pursuant to General Instruction J.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

     All shares of the Company's capital stock are owned by IBM, and accordingly, there is no market for such stock. The Company paid IBM cash dividends of $45,000,000 in 1996 and cash dividends of $145,000,000 and noncash dividends of $1,419,000 in 1995. Dividends are declared by the Board of Directors of the Company.









                            -3-



<PAGE 4>

 ITEM 6. SELECTED FINANCIAL DATA:

 The following selected financial data should be read in conjunction with the financial statements of
 IBM Credit Corporation and the related notes to the financial statements included in this document.

 (Dollars in thousands)                    1996          1995          1994          1993          1992
                                        ___________   ___________   ___________   ___________   ___________
 For the year:
   Finance and other income. . . . . . .$1,497,800     $1,452,285    $1,484,680    $1,770,430    $1,762,530
   Gross profit on equipment sales . . .    50,936         74,613        68,508        63,580        66,873
   Interest expense. . . . . . . . . . .   436,109        394,572       306,125       365,675       445,816
   Net earnings. . . . . . . . . . . . .   271,082        230,475       250,589       220,220       219,270
   Dividends . . . . . . . . . . . . . .    45,000        146,419       295,000       325,000        50,000

   Products purchased for leases . . . . 3,903,052      2,931,619     1,659,019     2,165,577     2,794,567
   Loans receivable financing. . . . . . 1,211,318        892,796       496,308       441,939       651,153
   IBM state and local installment
     receivables and leases. . . . . . .   410,328        364,636       232,845       294,166       412,476
   Other capital equipment financing . .   225,744        291,688       376,296       488,594       503,952
   Working capital financing . . . . . .13,387,014     10,297,600     7,597,300     5,866,300     4,213,000

   Return on average assets. . . . . . .      2.4%           2.3%          2.7%          2.0%          2.0%
   Return on average equity. . . . . . .     20.7%          20.9%         24.1%         19.1%         19.0%

 At end of year:
   Total assets. . . . . . . . . . . . $12,946,139    $11,425,551    $9,667,715   $10,041,543   $11,451,267
   Net investment in capital leases. . . 4,214,822      3,966,255     3,687,971     4,437,257     6,037,269
   Equipment on operating leases, net. . 2,551,382      1,695,812     1,573,242     1,753,121     1,776,576
   Loans receivable. . . . . . . . . . . 1,846,947      1,473,822     1,070,619     1,037,864     1,416,252
   Working capital financing receivables 2,898,688      3,158,932     2,135,020     1,425,781     1,138,131

   Short-term debt . . . . . . . . . . . 6,566,400      6,472,627     4,355,038     4,227,724     5,399,030
   Long-term debt. . . . . . . . . . . . 1,515,937      1,115,440     1,583,822     2,279,796     2,406,071
   Stockholder's equity. . . . . . . . . 1,435,056      1,208,574     1,121,218     1,150,729     1,255,509




















                                                           -4-







<PAGE  5>  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

Net earnings for 1996 were $271.1 million, yielding a return on average equity of 20.7 percent, as compared with 1995 net earnings of $230.5 million, yielding a return on average equity of 20.9 percent.

ACQUISITION OF CHRYSLER SYSTEMS INC.

On February 8, 1995, the Company acquired all of the issued and outstanding stock of Chrysler Systems Inc. and certain of its affiliates for $133.5 million. The acquisition was consummated pursuant to a share purchase agreement with certain Chrysler Corporation subsidiaries (the Seller). The purchase price was funded by the Company's cash on hand and credits issued to the Seller that were applied against certain future obligations of the Seller to the Company. IBM CS Systems, as the unit is now known, buys, sells and leases data processing equipment, and provides related technology management services such as equipment procurement and asset management for customers of IBM products and related products and services. The transaction was accounted for as a purchase, and IBM CS Systems is included in the Company's consolidated financial statements from the date of acquisition.

FINANCING ORIGINATED

For the year ended December 31, 1996, the Company originated capital equipment financing for end users of $5,750.4 million, a 28 percent increase from $4,480.7 million for 1995. For the year ended December 31, 1996, originations of working capital financing for dealers and remarketers of information industry products increased by 30 percent to $13,387.0 million, from $10,297.6 million for 1995.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States and an increase in the propensity for customers to finance their acquisitions with the Company throughout 1996, compared with 1995.

Capital equipment financings for end users comprised purchases of $3,439.8 million of information handling systems from IBM, financing for IBM software and services of $1,021.3 million, installment and lease financing for state and local government customers of $410.3 million for the account of IBM, financing originated for installment receivables of $190.2 million and other financing of $688.8 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements. The purchases of $3,439.8 million from IBM consisted of $1,963.3 million for capital leases and $1,476.5 million for operating leases.

<PAGE 6>
FINANCING ORIGINATED  (Continued)

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

The growth in working capital financing originations reflects volume increases in both IBM's personal system client products and non-IBM products for remarketers financed by the Company throughout 1996. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

At December 31, 1996, the investment in remarketed equipment on capital and operating leases totaled $305.3 million, a decrease of 35 percent from the 1995 year-end investment of $470.5 million. For the year ended December 31, 1996, the remarketing activities contributed $149.2 million to pretax earnings, which was relatively flat compared with $150.0 million for 1995. Refer to Equipment Sales in Management's Discussion and Analysis on page 10 for additional details.

ASSETS

Total assets increased to $12.9 billion at December 31, 1996, compared with $11.4 billion at December 31, 1995. This increase is primarily the result of financings originated of $16.9 billion exceeding cash collections of $16.5 billion on capital leases, loans receivable and working capital financing receivables. Additionally, growth of $855.6 million in equipment on operating leases during 1996, offset in part by payments to IBM of cash dividends of $45.0 million and a tax payment of $113.3 million contributed to the year-to-year increase in total assets. Total financing assets serviced by the Company at December 31, 1996, were $12.7 billion, compared with $11.8 billion at December 31, 1995. Total financing assets serviced include the remaining balance of financing

<PAGE 7>
ASSETS  (Continued)

receivables securitized and sold ($324.2 million in 1996, $610.1 million in 1995), capital and operating leases ($6,766.2 million in 1996, $5,662.1 million in 1995), loans receivable ($1,846.9 million in 1996,  $1,473.8  million  in
1995), working capital financing receivables ($2,898.7 million in 1996, $3,158.9 million in 1995), subordinated interests in trusts resulting from the securitization and sale of financing receivables ($37.0 million in 1996, $86.8 million in 1995) and other assets ($44.6 million in 1996, $55.4 million in 1995). Also included in total financing assets serviced are state and local government installment and lease financing receivables of IBM ($805.9 million in 1996, $757.2 million in 1995).

The carrying amount of marketable securities, as reported in the Company's Consolidated Statement of Financial Position, approximates market value. At December 31, 1996, the marketable securities consisted entirely of debt securities, and were available-for-sale.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the Company were financed with $8,082.3 million of debt at December 31, 1996. Total short-term and long-term debt increased by approximately $494.2 million, from $7,588.1 million at December 31, 1995. This increase was the result of increases in commercial paper outstanding of $704.9 million and long-term debt of $400.4 million, offset by the maturity of medium-term notes of $611.1 million. Included in short-term debt at December 31, 1996, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997. The $125.0 million payable to IBM was included in long-term debt at December 31, 1995.

At December 31, 1996, the Company had available $1.4 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic  financial  markets,  and  the  Company  intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1997. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At December 31, 1996, there was 2.0 billion in ECU available for the issuance of debt securities under this program. The Company will issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

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

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement. The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had no borrowings outstanding under this agreement at December 31, 1996. The Company had borrowings outstanding of $214.1 million at December 31, 1995. These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financings and loan portfolios, to fund working capital requirements and to service debt.

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

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates increased by approximately $682.6 million to $2,289.0 million at December 31, 1996, from $1,606.4 million at December 31, 1995. This increase was primarily attributable to higher volumes of capital equipment purchases from IBM in the fourth quarter of 1996, compared with the fourth quarter of 1995 and lower tax payments made to IBM during 1996, compared with 1995. Tax payments made to IBM were $108.4 million, compared with $330.8 million for current tax liability during 1996 and 1995, respectively.

<PAGE 9>
LIABILITIES AND STOCKHOLDER'S EQUITY (Continued)

Total stockholder's equity at December 31, 1996, was $1,435.1 million, up $226.5 million from year-end 1995. The increase in stockholder's equity reflects 1996 net earnings of $271.1 million and the issuance of $.4 million of capital stock to IBM, offset by the payment of $45.0 million in cash dividends to IBM during 1996. During 1994, a program was developed to periodically transfer certain excess IBM manufacturing assets to the Company for the purpose of remarketing such assets. In exchange for assets IBM transferred to the Company, the Company issued 4 shares and 33 shares of capital stock, par value $1.00 per share, to IBM during the first quarter of 1996 and the fourth quarter of 1995, respectively.

At December 31, 1996, the Company's debt to equity ratio was 5.6:1, compared with 6.3:1 at December 31, 1995.

TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $341.0 million in 1996, compared with total cash used before dividends of
$132.5 million in 1995. Total cash provided before dividends reflects $2,235.1 million of cash used in investing and financing activities before dividends, offset by $2,576.1 million of cash provided by operating activities in 1996. For 1995, total cash used before dividends reflects $1,984.7 million of cash used in investing and financing activities before dividends, offset by $1,852.2 million of cash provided by operating activities. Cash and cash equivalents at December 31, 1996, totaled $632.8 million, an increase of $296.0 million, compared with the balance at December 31, 1995.

INCOME FROM LEASES

Income from leases increased 12 percent to $524.0 million for the year ended December 31, 1996, from $466.4 million in 1995. The growth in capital equipment financings for end users under capital and operating leases during 1996 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $143.6 million in 1996, an increase of 57 percent from 1995.

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

<PAGE 10>
INCOME FROM LEASES (Continued)

A review of the Company's $818.3 million residual value portfolio at December 31, 1996, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company recorded a $36.4 million reduction to income from leases during 1996 to recognize decreases in the expected future residual value of specific leased equipment, compared with $16.0 million during 1995. The year-to-year increase primarily reflects additional anticipated declines in residual values for storage related products.

INCOME FROM LOANS

Income from loans increased 26 percent to $148.8 million in 1996, compared with $117.7 million in 1995. This increase was primarily the result of an increase in financing originated for software and services during 1995 and 1996.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 9 percent to $265.3 million in 1996, compared with $242.5 million in 1995. This increase was mainly due to growth in the average working capital financing receivables outstanding during 1996, compared with 1995. The growth in average working capital financing receivables outstanding is due to increased originations.

EQUIPMENT SALES

Equipment sales amounted to $419.3 million in 1996, compared with $493.6 million in 1995. The decrease in equipment sales reflects less equipment available at the end of lease term, which in turn is primarily due to lower financing originated in prior years. Also contributing to this decrease in equipment sales is the growth of equipment remarketed as operating leases, rather than sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new users of that equipment.

Gross profit on equipment sales in 1996 was $50.9 million, a decrease of 32 percent, compared with $74.6 million in 1995. The gross profit margin in 1996 decreased to 12.1 percent, compared with 15.1 percent in 1995. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the decrease in gross profit margins.

<PAGE 11>
OTHER INCOME

Other income increased 6 percent to $140.4 million in 1996, compared with $132.0 million in 1995. This increase is largely attributable to the recognition of one-time pretax gains of $9.3 million upon the sale of certain restricted securities during the first quarter of 1996. Additionally, interest income earned on cash and cash equivalents and fees for the servicing of IBM financing receivables securitized and sold increased during 1996, compared with 1995. These year-to-year increases were partially offset by a $5.0 million pretax gain recognized during the first quarter of 1995, upon Comdisco, Inc.'s redemption of a convertible subordinated promissory note on March 1, 1995, and by a $1.9 million pretax gain recognized upon the sale of certain restricted securities during the fourth quarter of 1995.

The Company continues to service financing receivables securitized and sold in prior years, and earns a fee, which is included in other income. During 1996 and 1995, there were no securitizations or sales of financing receivables by the Company.

Also included in other income is interest income earned on cash and cash equivalents and notes, as well as fees for managing IBM's state and local government installment and lease financing receivables portfolio.

INTEREST EXPENSE

As a result of an increase in the Company's average outstanding debt balance, interest expense increased 11 percent to $436.1 million in 1996, compared with $394.6 million in 1995. Due to generally lower interest rates, the Company's average cost of debt decreased to 5.8 percent in 1996, from 6.0 percent in 1995.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $201.2 million in 1996, an increase of 6 percent compared with $190.4 million in 1995. This increase is mainly due to a growth in the Company's resources for 1996, resulting in an increase in compensation related expenses, and twelve months of expenses incurred by IBM CS Systems (formerly known as Chrysler Systems, Inc.), compared with eleven months of expenses during 1995.

<PAGE 12>
PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses at the time financings are originated for capital equipment. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued growth of the Company's working capital financing business in 1995 and 1996, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. At December 31, 1996, and December 31, 1995, approximately 62 percent and 70 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1996 and 1995. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The overall provision for receivable losses decreased to $44.9 million in 1996, compared with $68.4 million in 1995. While there was a growth in capital equipment financings originated during 1996, compared with 1995, and a corresponding increase in the provision for receivable losses, the increase was offset by declines in specific reserves.

INCOME TAXES

The effective tax rate in 1996 was 39.4 percent, compared with 39.3 percent in 1995. Consistent with 1996, the Company expects its effective tax rate to continue to approximate the statutory federal and state income tax rates in future years.

NET EARNINGS

Net earnings grew 18 percent to $271.1 million in 1996, compared with $230.5 million in 1995. This increase was mainly due to the increase in income from leases, loans and working capital financings. The year-to-year income growth was the result of increased capital equipment and working capital financings originated from prior years.

<PAGE 13>
NET EARNINGS  (Continued)

Offsetting the year-to-year income growth was an increase in selling, general, and administrative expenses primarily attributable to a growth in the Company's resources, and additional interest expense due to an increase in the Company's average outstanding debt balance.

RETURN ON AVERAGE EQUITY

The 1996 results yielded an annualized return on average equity of 20.7 percent, compared with 20.9 percent in 1995.

CREDIT RATING

On December 16, 1996, Fitch Investors Service, L.P., announced it had upgraded its rating for the Company's senior debt from A+ to AA-. On August 28, 1995, Moody's Investors Service, Inc., announced it had upgraded its rating for the Company's long-term debt from A3 to A1.

ACCOUNTING CHANGES

The  Company  implemented  new accounting standards in 1996,
1995 and 1994.   None of  these  standards  had  a  material
effect on the financial position or results of operations of the Company.

In June 1996, the Financial Accounting Standards Board issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. While the standard requires implementation in 1997, the Company is already generally in compliance.

Effective January 1, 1995, the Company implemented SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These standards prescribe impairment measurements and reporting related to certain loans.

In 1995, the Company implemented SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The Company was generally in conformance with this standard prior to adoption.

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

<PAGE 14>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
<AUDIT-REPORT>

Report of Independent Accountants


To the Stockholder and Board of Directors of IBM Credit Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. on page 40 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Stamford, CT
January 20, 1997, except as to the Subsequent Event note on page 38, which is as of January 24, 1997



















</AUDIT-REPORT>
                            -14-





<PAGE 15>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

at December 31:

(Dollars in thousands)

                                                  1996           1995*
                                              ___________     ___________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   632,834     $   336,839
  Marketable securities. . . . . . . . . . .      159,348          89,930
  Net investment in capital leases . . . . .    4,214,822       3,966,255
  Equipment on operating leases, net . . . .    2,551,382       1,695,812
  Loans receivable . . . . . . . . . . . . .    1,846,947       1,473,822
  Working capital financing receivables. . .    2,898,688       3,158,932
  Investments and other assets . . . . . . .      642,118         703,961
                                              ___________     ___________
Total Assets                                  $12,946,139     $11,425,551
                                              ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,441,400     $ 6,258,485
  Short-term debt, IBM . . . . . . . . . . .      125,000         214,142
  Due to IBM and affiliates. . . . . . . . .    2,288,968       1,606,433
  Interest and other accruals. . . . . . . .      378,284         357,311
  Deferred income taxes. . . . . . . . . . .      761,494         665,166
  Long-term debt . . . . . . . . . . . . . .    1,515,937         990,440
  Long-term debt, IBM. . . . . . . . . . . .         -            125,000
                                              ___________      __________
     Total liabilities . . . . . . . . . . .   11,511,083      10,216,977
                                              ___________      __________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1996 and 932 in 1995 . . . . .      457,411         457,011
  Retained earnings. . . . . . . . . . . . .      977,645         751,563
                                              ___________      __________
     Total stockholder's equity. . . . . . .    1,435,056       1,208,574
                                              ___________     ___________
Total Liabilities and Stockholder's Equity    $12,946,139     $11,425,551
                                              ===========     ============

<F1>
The accompanying notes are an integral part of this statement.
<F2>
*  Reclassified to conform with 1996 presentation.

<PAGE 16>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

For the year ended December 31:

(Dollars in thousands)
                                              1996        1995        1994
                                           ___________ ___________ ___________
FINANCE AND OTHER INCOME:

  Income from leases:
    Capital leases . . . . . . . . . . . . $ 301,803   $  281,072  $  308,313
    Operating leases (net of depreciation:
     1996 - $1,051,056, 1995 - $1,035,480
     and 1994 - $701,055). . . . . . . . .   222,223      185,317     129,314
                                           ___________ ___________ ___________
                                             524,026      466,389     437,627

  Income from loans. . . . . . . . . . . .   148,781      117,728      92,656
  Income from working capital financing. .   265,301      242,508     141,655
  Equipment sales. . . . . . . . . . . . .   419,292      493,619     625,729
  Other income. . . . . . . .  . . . . . .   140,400      132,041     187,013
                                           ___________ ___________ ___________
    Total finance and other income . . . . 1,497,800    1,452,285   1,484,680
                                           ___________ ___________ ___________
COST AND EXPENSES:

  Interest . . . . . . . . . . . . . . . .    436,109     394,572     306,125
  Cost of equipment sales. . . . . . . . .    368,356     419,006     557,221
  Selling, general, and administrative . .    201,248     190,360     163,945
  Provision for receivable losses. . . . .     44,883      68,417      44,097
                                           ___________ ___________ ___________
    Total cost and expenses. . . . . . . .  1,050,596   1,072,355   1,071,388
                                           ___________ ___________ ___________
EARNINGS BEFORE INCOME TAXES . . . . . . .    447,204     379,930     413,292

Provision for income taxes . . . . . . . .    176,122     149,455     162,703
                                           ___________ ___________ ___________
NET EARNINGS . . . . . . . . . . . . . . .    271,082     230,475     250,589

Dividends . .  . . . . . . . . . . . . . .    (45,000)   (146,419)   (295,000)
Retained earnings, January 1 . . . . . . .    751,563     667,507     711,918
                                           ___________ ___________ ___________
Retained earnings, December 31 . . . . . . $  977,645  $  751,563  $  667,507
                                           =========== =========== ===========

The accompanying notes are an integral part of this statement.

<PAGE 17>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31:

(Dollars in thousands)                     1996         1995*        1994*
                                       ____________ ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . .$   271,082  $   230,475  $   250,589
   Adjustments to reconcile net
    earnings to cash provided by
    operating activities:
   Depreciation and amortization. . . .  1,058,273    1,039,812      700,643
   Provision for receivable losses. . .     44,883       68,417       44,097
   Change in deferred income taxes. . .     96,328       11,599     (159,372)
   Increase (decrease) in interest and
    other accruals . . . . . . . . .  .     20,973      (70,403)     131,682
   Gross profit on equipment sales. . .    (50,936)     (74,613)     (68,508)
   Other items that provided
    cash:
     Proceeds from equipment sales. . .    419,292      493,619      625,729
     Change in amounts due IBM and
      affiliates. . . . . . . . . . . .    682,535       70,729      266,933
     Other, net . . . . . . . . . . . .     33,699       82,586       98,954
                                       ____________ ____________ ____________
Cash provided by operating activities .  2,576,129    1,852,221    1,890,747
                                       ____________ ____________ ____________
CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . . (2,102,530)  (1,863,923)  (1,194,559)
   Collection of capital leases, net
    of income earned. . . . . . . . . .  1,609,881    1,336,054    1,206,120
   Investment in equipment on
    operating leases. . . . . . . . . . (1,800,522)  (1,067,696)    (464,460)
   Investment in loans receivable . . . (1,211,318)    (892,796)    (496,308)
   Collection of loans receivable,
    net of interest earned. . . . . . .    818,233      484,593      423,455
   Collection of (investment in)
    working capital financing
    receivables, net. . . . . . . . . .    246,561   (1,056,420)    (714,636)
   Purchases of marketable securities .    (69,418)    (255,888)        -
   Maturities of marketable securities.       -         165,958         -
   Cash payment for business acquired .       -         (92,478)        -
   Proceeds from sale of financing
    receivables . . . . . . . . . . . .       -            -         300,000
   Other, net . . . . . . . . . . . . .   (219,189)    (354,420)     (87,422)
                                       ____________ ____________ ____________
Cash used in investing
 activities . . . . . . . . . . . . . . (2,728,302)  (3,597,016)  (1,027,810)
                                       ____________ ____________ ____________

<F1>
The accompanying notes are an integral part of this statement.
<F2>
* Reclassified to conform with 1996 presentation.

<PAGE 18>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS                         (Continued)

For the year ended December 31:

(Dollars in thousands)                     1996         1995*        1994*
                                       ____________ ____________ ____________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of
    long-term debt. . . . . . . . . . .    789,024      379,539      668,849
   Repayment of debt with original
    maturities of one year or more. . .   (639,855)    (665,601)    (771,337)
   Issuance (repayment) of debt with
    original maturities within one year    343,999    1,898,357     (461,001)
   Cash dividends paid to IBM . . . . .    (45,000)    (145,000)    (295,000)
                                       ____________ ____________ ____________
Cash provided by (used in) financing
 activities . . . . . . . . . . . . . .    448,168    1,467,295     (858,489)
                                       ____________ ____________ ____________

Change in cash and cash equivalents . .    295,995     (277,500)       4,448

Cash and cash equivalents, January 1. .    336,839      614,339      609,891
                                       ____________ ____________ ____________
Cash and cash equivalents, December 31.$   632,834  $   336,839  $   614,339
                                       ============ ============ ============

<F1>
Supplemental schedule of noncash investing and financing activities:

During the first quarter of 1996 and the fourth quarter of 1995, respectively, the Company issued to IBM 4 and 33 shares of capital stock, par value $1.00 per share, in exchange for assets IBM transferred to the Company. The assets transferred during 1996 had a net book value of $50.0 thousand, which approximated fair value, and a deferred tax asset value of $350.0 thousand. The assets transferred during 1995 had a net book value of $0.5 million, which approximated fair value, and a deferred tax asset value of $2.8 million. As a result, stockholder's equity was increased by $0.4 million and $3.3 million during 1996 and 1995, respectively.

During the second quarter of 1995, the Company paid IBM $1.4
million  in  noncash   dividends,   representing   financing
receivables transferred to IBM by the Company. There were no noncash dividends paid to IBM in 1996.

The purchase price for the acquisition of Chrysler Systems Inc. during the first quarter of 1995 was funded by the Company's cash on hand and credits of $41.0 million issued to certain Chrysler Corporation subsidiaries that were applied against certain future obligations of the Seller to the Company. <F2> The accompanying notes are an integral part of this statement. <F3> * Reclassified to conform with 1996 presentation.
                            -18-



<PAGE 19> IBM CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and those of its subsidiaries that are more than 50 percent owned. Investments in partnerships in which the Company has typically a 20 percent ownership are accounted for using the equity method.

Cash and Cash Equivalents: Time deposits with original maturities generally of three months or less are included in cash and cash equivalents. Cash paid for interest was $443.2 million, $388.3 million and $315.9 million in 1996, 1995 and 1994, respectively.

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

Income Taxes: Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes on a separate company basis. In accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes", these deferred taxes are measured by applying currently enacted tax laws.

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

Use of Estimates: Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of receivables, recoverability of residual values of equipment on capital and operating leases, and useful economic lives of long-term fixed assets. The Company regularly assesses these estimates, and while actual results may differ from these estimates, management believes that material changes will not occur in the near term.


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

The Company also has an indemnification agreement with IBM. IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $10.5 million, $9.3 million and $3.1 million of such losses have been reimbursed by IBM in 1996, 1995 and 1994, respectively.

The Company has a liquidity agreement with IBM International Finance, N.V. (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this agreement, the Company has entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these agreements at December 31, 1996 and 1995.

The Company, together with IBM and IIF, has the option to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units, or its equivalent in any other currency. This option is part of a $5.0 billion Board of Directors' authorization the Company has to issue and sell debt securities in domestic and foreign financial markets through December 31, 1997. As previously mentioned, at December 31, 1996, there was 2.0 billion in ECU available for the issuance of debt securities under this program. The Company's intention to issue any debt securities over the next twelve months under this program is dependent on prevailing market conditions and the Company's need for such funding.

From time to time, the Company will either borrow funds from or lend funds to IBM and its affiliates, at prevailing interest rates. During the fourth quarter of 1994, the Company and IBM signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The purpose of these agreements is to finance the borrower's assets, for working capital or for other general corporate purposes. At December 31, 1996, the Company had no borrowings outstanding under these agreements. At December 31, 1995, the Company had borrowings outstanding under these agreements of $214.1 million, payable to IBM. This borrowing was repaid on January 2, 1996.

<PAGE 22>
RELATIONSHIP WITH IBM (Continued):

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.


MARKETABLE SECURITIES:

The following is a summary of marketable securities at December 31, 1996 and December 31, 1995 which were available-for-sale. The marketable securities consisted entirely of debt securities. Contractual maturities of marketable debt securities at December 31, 1996 and December 31, 1995, are between one and five years. It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties.

(Dollars in thousands)                      1996       1995
                                          ________   _________
Corporate . . . . . . . . . . . . . . . . $125,138   $ 68,220
U.S. federal agency . . . . . . . . . . .   34,210     21,710
                                          ________   _________
Total, which approximates market value. . $159,348   $ 89,930
                                          ========   =========

NET INVESTMENT IN CAPITAL LEASES:

The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. The components of the net investment in direct financing leases at December 31, 1996 and 1995, are as follows:

(Dollars in thousands)                          1996         1995
                                             ___________  ___________
Gross lease payments receivable . . . . .    $4,299,250   $4,071,811
Estimated unguaranteed residual values. .       260,004      293,497
Deferred initial direct costs . . . . . .        30,087       20,520
Unearned income . . . . . . . . . . . . .      (528,830)    (576,149)
Allowance for receivable losses . . . . .       (44,131)     (46,266)
                                             ___________  ___________
                                             $4,016,380   $3,763,413
                                             ===========  ===========

<PAGE 23>
NET INVESTMENT IN CAPITAL LEASES (Continued):

The   scheduled   maturities   of   minimum  lease  payments
outstanding at December 31, 1996, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 46%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 33
25 to 36 months . . . . . . . . . . . . . . . . . . . . 17
37 to 48 months . . . . . . . . . . . . . . . . . . . .  3
After 48 months . . . . . . . . . . . . . . . . . . . .  1
                                                       ____
                                                       100%
                                                       ====

Included  in  the net investment in capital leases are $55.6 million and $118.4 million of seller  interest  at  December
31,   1996   and   1995,   respectively,   relating  to  the
securitization of such leases.

Leveraged lease investments include coal-fired electric generating facilities, commercial aircraft and other non-IBM manufactured equipment. Leveraged leases have remaining terms ranging from five to twenty-two years. The components of the net investment in leveraged leases at December 31, 1996 and 1995, are as follows:

(Dollars in thousands)                          1996         1995
                                             __________   __________
Net rents receivable. . . . . . . . . .      $ 258,022    $ 263,800
Estimated unguaranteed residual values.         39,752       39,752
Unearned and deferred income. . . . . .        (93,296)     (94,606)
Allowance for receivable losses . . . .         (6,036)      (6,104)
                                             __________   __________
Investment in leveraged leases. . . . .        198,442      202,842
Less:  Deferred income taxes. . . . . .       (196,460)    (206,487)
                                             __________   __________
Net investment in leveraged leases. . .      $   1,982    $  (3,645)
                                             ==========   ==========

Refer  to  the  note  on  page  26, Allowance for Receivable
Losses, for a reconciliation of the direct financing leases and leveraged leases allowances for receivable losses.


EQUIPMENT ON OPERATING LEASES:

Operating  leases  consist  principally  of  IBM information handling equipment with terms generally  from  two  to  four
years.    The  components of equipment on operating lease at
December 31, 1996 and 1995, are as follows:

(Dollars in thousands)                         1996          1995
                                           ____________  ____________
Cost. . . . . . . . . . . . . . . . . . .  $ 4,839,547   $ 3,752,380
Accumulated depreciation. . . . . . . . .   (2,288,165)   (2,056,568)
                                           ____________  ____________
                                           $ 2,551,382   $ 1,695,812
                                           ============  ============

<PAGE 24>
EQUIPMENT ON OPERATING LEASES  (Continued):

Minimum future rentals were approximately $2,266.6 million at December 31, 1996. The scheduled maturities of the minimum future rentals at December 31, 1996, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 46%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 32
25 to 36 months . . . . . . . . . . . . . . . . . . . . 16
37 to 48 months . . . . . . . . . . . . . . . . . . . .  4
After 48 months . . . . . . . . . . . . . . . . . . . .  2
                                                       ____
                                                       100%
                                                       ====
LOANS RECEIVABLE:

Loans receivable include installment receivables which are principally financings of customer purchases of IBM information handling products. Also included are other financings, comprising primarily IBM software and services. The components of loans receivable at December 31, 1996 and 1995, are as follows:

(Dollars in thousands)                      1996         1995
                                        ___________  ___________
Gross loans receivable . . . . . . .    $2,166,019   $1,743,920
Deferred initial direct costs. . . .        13,168        9,259
Unearned income. . . . . . . . . . .      (268,876)    (219,988)
Allowance for receivable losses. . .       (63,364)     (59,369)
                                        ___________  ___________
                                        $1,846,947   $1,473,822
                                        ===========  ===========

The scheduled maturities of loans receivable outstanding at December 31, 1996, expressed as a percentage of the total, are due approximately as follows:

Within 12 months . . . . . . . . . . . . . . . . . . . 42%
13 to 24 months. . . . . . . . . . . . . . . . . . . . 31
25 to 36 months. . . . . . . . . . . . . . . . . . . . 17
37 to 48 months. . . . . . . . . . . . . . . . . . . .  7
After 48 months. . . . . . . . . . . . . . . . . . . .  3
                                                      ____
                                                      100%
                                                      ====

Included in loans receivable are $40.0 million and $63.0 million at December 31, 1996, and 1995, respectively, that are due from the Company's term lease partnerships. Such loans are secured by the general pool of leases in the partnerships. Also included in loans receivable are $16.1 million and $29.5 million of seller interest at December 31, 1996, and 1995, respectively, relating to the securitization of such loans.

Refer to the note  on  page  26,  Allowance  for  Receivable
Losses,   for  a  reconciliation  of  the  loans  receivable
allowance for receivable losses.

<PAGE 25>
WORKING CAPITAL FINANCING RECEIVABLES:

Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products and services. Inventory financing includes the financing of the purchase by these dealers and remarketers of information handling products. As previously discussed in the note on pages 20 through 22, Relationship with IBM, the Company is reimbursed by IBM for certain losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $10.5 million, $9.3 million and $3.1 million of such losses have been reimbursed by IBM in 1996, 1995 and 1994, respectively. With the growth of the Company's working capital financing business in 1996 and 1995, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. However, the Company has a secured position on substantially all of its inventory and accounts receivable financing which mitigates the amount of potential loss. The Company does not believe that there is a risk of loss that would have a material impact on its financial position or results of operations.

Payment terms for inventory-secured financing generally range from 30 days to 45 days. Accounts receivable financing includes the financing of trade accounts receivable for these dealers and remarketers. Payment terms for accounts receivable secured financing typically range from 30 days to 90 days. The components of working capital financing receivables at December 31, 1996, and 1995, are as follows:

(Dollars in thousands)
                                           1996         1995
                                        ___________  ___________
Working capital financing receivables   $2,955,411   $3,206,736
Allowance for receivable losses . . .      (56,723)     (47,804)
                                        ___________  ___________
                                        $2,898,688   $3,158,932
                                        ===========  ===========

Included in working capital financing receivables are $608.7 million and $693.7 million of seller interest at December 31, 1996, and 1995, respectively, relating to the securitization of such receivables. Additionally, the Company has $2,051.5 million of approved but unused working capital financing credit lines available to customers at December 31, 1996.

Refer  to  the  note  on  page  26, Allowance for Receivable
Losses,  for  a  reconciliation  of  the   working   capital
financing receivables allowance for receivable losses.








                            -25-
<PAGE 26>


ALLOWANCE FOR RECEIVABLE LOSSES:

The  following  is  a  reconciliation  of  the allowance for
receivable  losses,  by  portfolio,  for  the  years   ended
December 31, 1996, 1995 and 1994:

(Dollars in thousands)           Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1996            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $159,543  $ 46,266    $ 6,104   $ 59,369  $ 47,804
Provision for
 receivable losses. .   44,883    17,940       -        13,260    13,683
Accounts written off
 (net of recoveries).  (40,849)  (22,104)      -       (11,686)   (7,059)
Transfers (to) from
 allowance for losses
 on receivables sold
 and other, net . . .    6,677     2,029        (68)     2,421     2,295
                      _________ _________ __________ __________ _________
End of year . . . . . $170,254  $ 44,131    $ 6,036   $ 63,364  $ 56,723
                      ========= ========= ========== ========== =========

                                 Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1995            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $ 89,489  $ 24,389    $ 7,171   $ 41,665  $ 16,264
Provision for
 receivable losses. .   68,417    16,208       -        21,200    31,009
Accounts written off
 (net of recoveries).   (5,680)    2,967     (1,067)    (7,232)     (348)
Transfers from
 allowance for losses
 on receivables sold
 and other, net . . .    7,317     2,702       -         3,736       879
                      _________ _________ __________ __________ _________
End of year . . . . . $159,543  $ 46,266    $ 6,104   $ 59,369  $ 47,804
                      ========= ========= ========== ========== =========

                                 Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1994            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $126,440  $ 47,398   $  7,240   $ 57,504  $ 14,298
Provision for
 receivable losses. .   44,097    37,200       -         1,500     5,397
Accounts written off
 (net of recoveries).  (75,533)  (54,610)       (69)   (17,862)   (2,992)
Transfers (to) from
 allowance for losses
 on receivables sold
 and other, net . . .   (5,515)   (5,599)      -           523      (439)
                      _________ _________ __________ __________ _________
End of year . . . . . $ 89,489  $ 24,389    $ 7,171   $ 41,665  $ 16,264
                      ========= ========= ========== ========== =========

                            -26-








<PAGE 27>
ALLOWANCE FOR RECEIVABLE LOSSES  (Continued):

The reconciliation of the allowance for receivable losses, by portfolio, presented on page 26, excludes the allowance for estimated credit losses on receivables sold, which was $5.1 million and $9.7 million at December 31, 1996 and 1995, respectively. Provisions for expected losses as they relate to receivables sold, are provided during the periods in which the receivables were originated. No material provisions were made for the years ended December 31, 1996 and December 31, 1995.

At December 31, 1996, 1995 and 1994, the allowance for receivable losses approximated 1.5 percent, 1.6 percent and 1.1 percent, respectively, of the Company's portfolio of leases, loans and working capital financing receivables. The decline in this ratio from 1995 to 1996 was due to a decrease in specific reserves recorded for certain receivables.

INVESTMENTS AND OTHER ASSETS:

The  components  of investments and other assets at December
31, 1996, and 1995, are as follows:

(Dollars in thousands)
                                                   1996        1995
                                                 ________    ________
Receivables from customers  . . . . . . . . .    $259,588    $223,851
Investments in partnerships and other . . . .     142,742      72,524
Receivables from affiliates . . . . . . . . .      99,214     215,292
Due and deferred from receivable sales. . . .      63,046     106,079
Remarketing inventory . . . . . . . . . . . .      35,986      50,822
Other assets  . . . . . . . . . . . . . . . .      41,542      35,393
                                                 ________    ________
                                                 $642,118    $703,961
                                                 ========    ========
Due and deferred from receivable sales are net of the allowance for estimated credit losses on receivables sold and include subordinated interests in trusts, cash  deposits held  by trustee, receivables from investors and interest in
excess  servicing  cash  flows.    Due  and  deferred   from
receivable  sales  are  restricted  assets  and  subject  to limited recourse provisions.  There were no  sales  in  1996 and 1995 of financing receivables to investors. The Company acts as servicer for receivables securitized and sold, and is contingently liable for up to $6.5 million in the event of nonperformance, default or other loss relating to the outstanding pool balance at December 31, 1996, of IBM state and local government installment receivables securitized and sold. Adequate reserves exist to cover potential losses.

Included in other assets at December 31, 1996, and 1995, are $10.0 million and $6.5 million, respectively, on deposit in restricted accounts, held as security deposits received from customers. Also included in other assets at December 31, 1996, and December 31, 1995, respectively, are $4.1 million on deposit in restricted accounts for purposes of credit enhancement. The Company, as servicer, deposited the cash in connection with certain tax-exempt grantor trusts comprised of pools of IBM state and local government installment receivables. The trustee of each grantor trust is entitled to draw upon the amounts in the restricted accounts,

                            -27-



<PAGE 28>
INVESTMENTS AND OTHER ASSETS  (Continued):

in the event of nonperformance, default or other loss relating to such installment receivables.

SHORT-TERM DEBT:

The components of short-term debt at December 31, 1996, and 1995, are as follows:

(Dollars in thousands)                              1996        1995
                                                 __________  __________
Commercial paper, with rates averaging
5.6% in 1996 and 5.7% in 1995. . . . .  . . . .  $4,717,531  $4,012,615
Other short-term debt, with rates averaging
5.8% in 1996 and 6.3% in 1995. . . . . . .  . .   1,509,994   1,532,187
Current maturities of long-term debt. . . . . .     213,875     713,683
                                                 __________  __________
                                                  6,441,400   6,258,485
IBM short-term borrowings . . . . . . . . . . .     125,000     214,142
                                                 __________  __________
                                                 $6,566,400  $6,472,627
                                                 ==========  ==========
The  approximate  weighted average effective interest rates,
above,  include  the  effects  of  interest    rate     swap
agreements  and  have  been calculated on   the   basis   of
rates   in effect at December  31,  1996,  and  1995.    The
approximate   weighted  average  stated  rates  (before  the
effects of  interest  rate  swap  agreements) on  commercial paper  outstanding at December 31, 1996, and 1995, were 5.5%
and 5.9%, respectively.   The approximate  weighted  average
stated rates (before the effects of interest rate swap agreements) on other short-term debt outstanding at December
31, 1996, and 1995, were 5.5% and 6.5%, respectively. Other short-term debt primarily includes notes having maturities between nine and twelve months offered through the Company's medium-term note program.

On  November  1,  1994,  the Company borrowed $125.0 million
from IBM at market terms and conditions.   The loan  matures
on November 1, 1997.

LONG-TERM DEBT:

The components of long-term debt at December 31, 1996, and 1995, are as follows:

(Dollars in thousands)                             1996        1995
                                                ___________ ___________
Medium-term notes with original maturities
 ranging from 1997 to 2008, with rates
 averaging 5.9% in 1996 and 5.8% in 1995. . .   $1,731,344  $1,704,982
IBM loan payable, due November 1997 . . . . .        -         125,000
                                                ___________ ___________
                                                 1,731,344   1,829,982
Net unamortized discounts . . . . . . . . . .       (1,532)       (859)
                                                ___________ ___________
                                                 1,729,812   1,829,123
Less:  Current maturities . . . . . . . . . .      213,875     713,683
                                                ___________ ___________
                                                $1,515,937  $1,115,440
                                                =========== ===========
                            -28-


<PAGE 29>
LONG-TERM DEBT  (Continued):

The approximate weighted average effective interest rates include the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1996, and 1995. The approximate weighted average stated rates (before the effects of interest rate swap agreements) on medium-term notes outstanding at December 31, 1996, and 1995, were 5.9% and 5.8%, respectively. Discounts and premiums have the effect of modifying the stated rate of interest on long-term debt offerings.

Annual maturity of long-term debt at December 31, 1996, is as follows:

(Dollars in thousands)

1997 . . . . . . . . . . . . . . . . . . . $  213,875
1998 . . . . . . . . . . . . . . . . . . .    531,394
1999 . . . . . . . . . . . . . . . . . . .    456,075
2000 . . . . . . . . . . . . . . . . . . .    201,000
2001 . . . . . . . . . . . . . . . . . . .    265,000
2002 and thereafter  . . . . . . . . . . .     64,000
                                           __________
                                           $1,731,344
                                           ==========

RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 2.02, 1.96 and 2.34 for the years ended December 31, 1996, 1995 and 1994, respectively.


RELATED COMPANY TRANSACTIONS:

IBM charged the Company $64.8  million,  $62.6  million  and
$67.2   million   in  1996,  1995  and  1994,  respectively,
representing costs for lease services, employee benefit plans, facilities rental and staff support.

The Company received compensation for services and benefits provided to IBM. Included in income from working capital financing is fee income earned from IBM of $63.1 million, $51.1 million and $40.4 million in 1996, 1995 and 1994, respectively. The fees received also include payment for the management of IBM's portfolio of state and local government installment receivables of $51.0 million, $46.8 million and $50.8 million in 1996, 1995 and 1994, respectively, which are included in other income.

<PAGE 30>
RELATED COMPANY TRANSACTIONS  (Continued):

Amounts due to IBM and affiliates include current income taxes payable, as well as amounts for software, services, purchases of receivables and purchases of equipment for term leases. At December 31, 1996, and 1995, amounts due to IBM and affiliates were $2,289.0 million and $1,606.4 million, respectively.

Interest and finance income of $1.9 million, $6.9 million and $12.9 million was earned from loans to IBM and affiliates in 1996, 1995 and 1994, respectively. Interest expense of $10.6 million, $10.2 million and $8.5 million was incurred on loans from IBM and affiliates during 1996, 1995 and 1994, respectively.

The  Company  also  provides  equipment  financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $682.0 million and $305.5 million of such financings during 1996 and 1995, respectively. At December 31, 1996, and 1995, approximately $828.0 million and $687.4 million, respectively, of such financings were included in the lease and loan portfolio. Of these amounts, $723.4 million and $677.3 million were included in the Company's operating lease portfolio at December 31, 1996, and 1995, respectively. The finance income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was $107.6 million, $91.9 million and $53.3 million in 1996, 1995 and 1994, respectively.

An intercompany tax allocation agreement (the Agreement) exists between the Company and its parent company, IBM. The Agreement aligns the settlement of federal and state tax benefits and/or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return and files separate state tax returns in selected states. Included in amounts due to IBM and affiliates at December 31, 1996, and 1995, are $5.5 million and $40.9 million, respectively, of current income taxes payable determined in accordance with the Agreement. Cash paid for income taxes to IBM and to states that require separate tax returns in 1996, 1995 and 1994 was $113.3 million, $339.2 million and
$348.3 million, respectively.

PROVISION FOR INCOME TAXES:

The components of the provision for income taxes are as follows:

(Dollars in thousands)
                                   1996         1995         1994
                                 _________   __________   __________
Federal:
   Current . . . . . . . . . .   $  60,741   $ 114,262    $ 271,304
   Deferred. . . . . . . . . .      83,637       9,306     (136,766)
                                 _________   __________   __________
                                   144,378     123,568      134,538
                                 _________   __________   __________
State and local:
   Current . . . . . . . . . .      19,216      23,405       53,996
   Deferred. . . . . . . . . .      12,528       2,482      (25,831)


                                 _________   __________   __________
                                    31,744      25,887       28,165
                                 _________   __________   __________
   Total provision . . . . . .   $ 176,122   $ 149,455    $ 162,703
                                ==========   ==========   ==========

<PAGE 31>
PROVISION FOR INCOME TAXES  (Continued):

Changes in the deferred tax assets and liabilities resulting
from   temporary   differences  between  financial  and  tax
reporting are as follows:


(Dollars in thousands)                              1996         1995
                                                 __________   __________
  Deferred tax assets (liabilities):

     Provision for receivable losses. . . . . .  $  90,909    $  66,981
     Federal benefit for state and local taxes.       -          24,080
     Lease income and depreciation. . . . . . .   (901,514)    (801,561)
     Other, net . . . . . . . . . . . . . . . .     49,111       45,334
                                                 __________   __________
  Deferred income taxes . . . . . . . . . . . .  $(761,494)   $(665,166)
                                                 ==========   ==========

The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:

                                         1996       1995     1994
                                        ______     ______   ______
Federal statutory rate. . . . . . . .    35.0%      35.0%    35.0%
State and local taxes, net of
    federal tax benefit . . . . . . .     4.4        4.4      4.5
Other, net. . . . . . . . . . . . . .      -        (0.1)    (0.1)
                                        ______     ______   ______
Effective income tax rate . . . . . .    39.4%      39.3%    39.4%
                                        ======     ======   ======

<PAGE 32>
FINANCIAL INSTRUMENTS:

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

The Company does not anticipate any material adverse effect on its financial position resulting from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties. The tables on page 33 illustrate the contract or notional (face) amounts outstanding, maturity dates, weighted average receive and pay rates and the net unrealized gain (loss) of derivative financial instruments by category at December 31, 1996, and 1995. Notional amount represents agreed upon amounts on which calculations of interest payments to be exchanged are based. Notional amounts do not represent direct credit exposures. Rather, they provide an indication of the extent of the Company's involvement in such derivative financial instruments. Interest rate agreements generally involve the exchange of interest payments without the exchange of the underlying notional amount on which the interest payments are calculated. The net unrealized gain (loss) for the derivative financial instruments on page 33 is equal to their estimated fair value.

<PAGE 33>
FINANCIAL INSTRUMENTS  (Continued):

(Dollars in thousands)

At December 31, 1996:

                      Notional                Weighted Average Rate
     Type              Amount     Maturities   Receive       Pay
____________________  __________  __________  _____________________
Swap to Fixed         $2,400,000  1997-2001     5.77%       6.27%
Swap to Floating       1,670,800  1997-2001     5.86%       5.58%
Currency Related         245,445  1998-1999      n/a *       n/a *
Int. Rate Cap/Floor      500,000  1997-1999      n/a *       n/a *
                      __________
                      $4,816,245
                      ==========

At December 31, 1996  (Continued):

                      Notional  Unrealized  Unrealized  Net Unrealized
     Type             Amount    Gross Gain Gross (Loss)  Gain (Loss)
____________________ __________ __________ ____________ ______________
Swap to Fixed        $2,400,000    $1,848    $(17,876)    $(16,028)
Swap to Floating      1,670,800     4,838      (4,413)         425
Currency Related        245,445       961     (19,569)     (18,608)
Int. Rate Cap/Floor     500,000       675        -             675
                     __________ __________ ____________ ______________
                     $4,816,245    $8,322    $(41,858)    $(33,536)
                     ========== ========== ============ ==============

At December 31, 1995:

                      Notional                Weighted Average Rate
     Type              Amount     Maturities   Receive       Pay
____________________  __________  __________  _____________________
Swap to Fixed         $1,564,000  1996-2000     4.84%       6.00%
Swap to Floating         880,000  1996-2000     6.78%       5.02%
Currency Related          95,374     1998        n/a *       n/a *
Int. Rate Cap             72,500     1996        n/a *       n/a *
                      __________
                      $2,611,874
                      ==========

At December 31, 1995 (Continued):

                      Notional  Unrealized  Unrealized  Net Unrealized
     Type             Amount    Gross Gain Gross (Loss)  Gain (Loss)
____________________ __________ __________ ____________ ______________
Swap to Fixed        $1,564,000   $   107    $(29,643)    $(29,536)
Swap to Floating        880,000     6,102        (440)       5,662
Currency Related         95,374     3,936        -           3,936
Int. Rate Cap            72,500      -           -            -
                     __________ __________ ____________ ______________
                     $2,611,874   $10,145    $(30,083)    $(19,938)
                     ========== ========== ============ ==============

* n/a:  not applicable

<PAGE 34>
FINANCIAL INSTRUMENTS  (Continued):

At December 31, 1996, approximately 61 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 36 percent fixed rate debt and 64 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 45 percent fixed rate debt and 55 percent floating rate debt. At December 31, 1995, about 34 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 35 percent fixed rate debt and 65 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 50 percent fixed rate debt and 50 percent floating rate debt.

The approximate weighted average effective interest rates for the commercial paper, other short-term debt, medium-term notes and other long-term debt, as disclosed in the notes on pages 28 and 29, Short-Term Debt and Long-Term Debt, include the effects of interest rate swap agreements.

<PAGE 35>
FINANCIAL INSTRUMENTS  (Continued):

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

<PAGE 36>
FINANCIAL INSTRUMENTS  (Continued):

The following table summarizes the carrying amount and the estimated fair value of all of the Company's financial instruments:

(Dollars in thousands)
                                             Carrying          Estimated
At December 31, 1996:                        Amount            Fair Value
                                            __________        ___________

 Cash and cash equivalents                  $  632,834         $  632,834
 Marketable securities                         159,348            159,348
 Loans receivable                            1,846,947          1,899,413
 Working capital financing receivables       2,898,688          2,898,688
 Short-term debt (excluding current
   maturities of long-term debt)             6,352,525          6,573,150
 Long-term debt and current
   maturities of long-term debt              1,729,812          1,373,218
 Off-balance-sheet derivatives:
     Currency related --
        Assets                                    -                   961
        Liabilities                               -                19,569
     Interest rate related --
        Assets                                    -                 7,361
        Liabilities                               -                22,289
 Commitments to extend credit                     -             2,051,496
 Financial guarantees                             -                12,884

                                             Carrying          Estimated
At December 31, 1995:                        Amount            Fair Value
                                            __________        ___________

 Cash and cash equivalents                  $  336,839        $   336,839
 Marketable securities                          89,930             89,930
 Loans receivable                            1,473,822          1,536,726
 Working capital financing receivables       3,158,932          3,158,932
 Due and deferred from receivable sales        106,079            106,079
 Short-term debt (excluding current
   maturities of long-term debt)             5,758,944          5,908,779
 Long-term debt and current
   maturities of long-term debt              1,829,123          1,690,747
Off-balance-sheet derivatives:
     Currency related --
        Assets                                    -                 3,936
        Liabilities                               -                   -
     Interest rate related --
        Assets                                    -                 6,209
        Liabilities                               -                30,083
 Commitments to extend credit                     -             1,001,186
 Financial guarantees                             -                23,207

<PAGE 37>
ACQUISITION OF CHRYSLER SYSTEMS INC.:

On February 8, 1995, the Company acquired all of the issued and outstanding stock of Chrysler Systems Inc. and certain of its affiliates for $133.5 million. The acquisition was consummated pursuant to a share purchase agreement with certain Chrysler Corporation subsidiaries (the Seller). The purchase price was funded by the Company's cash on hand and credits issued to the Seller that were applied against certain future obligations of the Seller to the Company. IBM CS Systems, as the unit is now known, buys, sells and leases data processing equipment, and provides related technology management services such as equipment procurement and asset management. The transaction was accounted for as a purchase and IBM CS Systems is included in the Company's consolidated financial statements from the date of acquisition.

LITIGATION SETTLEMENT:

Effective August 26, 1994, IBM, the Company, certain partnerships in which the Company is the general partner and Comdisco settled all outstanding litigation between the parties. Pursuant to the settlement agreement, on August 30, 1994, Comdisco delivered $70.0 million in cash proceeds to the Company, $20.0 million of which the Company loaned back to Comdisco in exchange for an interest-bearing convertible subordinated promissory note, which was repaid on March 1, 1995. As a result of reaching this settlement agreement, the Company recognized a pretax gain, net of directly related expenses, of $46.0 million. This amount was included in other income on the Consolidated Statement of Earnings and Retained Earnings for the year ended December 31, 1994. The redemption of the subordinated promissory note on March 1, 1995, was included in other income on the Consolidated Statement of Earnings and Retained Earnings for the year ended December 31, 1995.

<PAGE 38>
SALE OF IBM CREDIT INVESTMENT MANAGEMENT CORPORATION:

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


SUBSEQUENT EVENT:

On January 24, 1997, the Company's Board of Directors declared a $50.0 million dividend, payable to IBM on February 24, 1997.

<PAGE 39>
SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited)

(Dollars in thousands)


                   Finance                        Gross Profit
                  and Other  Interest  Equipment  on Equipment    Net
                   Income    Expense     Sales        Sales     Earnings
                 ___________ ________  _________  ____________  ________
1996
____

First Quarter . .$  374,179* $106,280  $106,488     $18,689     $ 73,928
Second Quarter. .   368,114   106,931   101,432      17,626       74,075
Third Quarter . .   359,648   110,362    76,367       7,670       71,610
Fourth Quarter. .   395,859   112,536   135,005       6,951       51,469
                 ___________ ________  _________    _______     ________
                 $1,497,800  $436,109  $419,292     $50,936     $271,082
                 =========== ========  =========    =======     ========
1995
____

First Quarter . .$  337,481* $ 86,296  $114,103     $13,268     $ 57,945
Second Quarter. .   361,229*   94,621   130,967      26,158       63,924
Third Quarter . .   378,739   106,050   123,454      13,539       53,526
Fourth Quarter. .   374,836*  107,605   125,095      21,648       55,080
                 ___________ ________  ________     _______     ________
                 $1,452,285  $394,572  $493,619     $74,613     $230,475
                 =========== ========  ========     =======     ========

* During the first quarter of 1996, the Company recognized a pretax gain of $9.3 million upon the sale of certain restricted securities.

* During the first quarter of 1995, the Company recognized a pretax gain of $5.0 million upon Comdisco Inc.'s redemption of the convertible subordinated promissory note on March 1, 1995.
  During the second quarter of 1995, the Company recognized a pretax gain of $4.3 million from the sale of financing assets.
  During the fourth quarter of 1995, the Company recognized a pretax gain of $1.9 million upon the sale of certain restricted securities. These amounts are included in other income.

<PAGE 40>
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE:

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K:

     (a)  The following documents are filed as part of this report:

      1.   Consolidated Financial Statements
           included in Part II of this report:

             Report of Independent Accountants (page 14).

             Consolidated Statement of Financial Position at December 31, 1996 and 1995 (page 15).

             Consolidated Statement of Earnings and Retained Earnings for the years ended December 31, 1996, 1995 and 1994
             (page 16).

             Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994 (pages 17 and 18).

             Notes to Consolidated Financial Statements (pages 19 through 39).

       2.  Financial statement schedules required to be filed by
           Item 8 of this Form 10-K:

             Schedules are omitted because of the absence of the conditions under which they are required or because the information is disclosed in the financial statements or in the notes thereto.

<PAGE 41>
       3.   Exhibits required to be filed by Item 601 of Regulation S-K:
            Included in this Form 10-K:

       Exhibit Number
       _______________
                 I.   The By-Laws of IBM Credit Corporation.

                II. Agreement to furnish information defining the rights of debt holders

               III.   Statement re computation of ratios

                IV.   Consent of experts and counsel

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

             Power of Attorney of Jeffrey D. Serkes

    (b)  Reports on Form 8-K:
             A Form 8-K dated October 21, 1996 was filed with respect to the Company's financial results for the periods ended September 30, 1996.

<PAGE 42>
[SIGNATURE]
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
:ehp3.

                             IBM CREDIT CORPORATION
                                  (Registrant)

                             By:  /s/W. Wilson Lowery, Jr.
                                  ________________________
                                  (W. Wilson Lowery, Jr.)
                                         Chairman
Date:  March 25, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 25, 1997.

Signature                      Title
_________                      _____

_/s/W. Wilson Lowery, Jr.__
___________________________
(W. Wilson Lowery, Jr.)        Chairman and Director

_/s/Allison R. Schleicher__
___________________________
(Allison R. Schleicher)        Vice President, Finance,
                               and Chief Financial Officer and Director
_/s/Kimberly A. Kispert____
___________________________
(Kimberly A. Kispert)          Controller and Treasurer

                                                |
                                                |
                                                |    /s/Allison R. Schleicher
Jeffrey D. Serkes              Director         |By: ________________________
                                                |    (Allison R. Schleicher)
                                                |       Attorney-in-fact
                                                |

















                            -42-
<PAGE 43>






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

                   The By-Laws of IBM Credit Corporation.        I

       (4)(a)      Instruments defining the rights of
                   security holders.

                   An agreement to furnish to the Securities     II
                   and Exchange Commission, on request, a
                   copy of instruments defining the rights
                   of debt holders.

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

      (12)         Statement re computation of ratios.           III

      (18)         Letter re change in accounting principles.    Not
                                                                 applicable

      (21)         Subsidiaries of the registrant.               Omitted

      (22)         Published report regarding matters            Not
                   submitted to vote of security holders.        applicable

      (23)         Consent of experts and counsel.               IV




                            -43-








<PAGE 44>
                             EXHIBIT INDEX
                             _____________
                              (continued)
Reference Number                                               Exhibit Number
per Item 601 of                                                   in This
Regulation S-K          Description of Exhibits                  Form 10-K
________________   _________________________________________     ______________

      (24) Power of Attorney of Jeffrey D. Serkes (incorporated by reference to Exhibit IV(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, electronically transmitted to the Securities and Exchange Commission on March 18, 1996).

      (27)         Financial data schedule.                      V

      (28)         Information from reports furnished to         Not
                   state insurance regulatory authorities.       applicable

      (99)         Additional exhibits.                          Not
                                                                 applicable

































                            -44-