Form 10-Q
period 1997-03-31
IBM CREDIT CORP
filed 1997-05-14
CIK 353524

<PAGE 1>
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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


                            -  -









that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ___    ___

As of May 1, 1997, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at May 1, 1997: NONE.

The registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.












































                            -  -









<PAGE 2>





                           INDEX
                           _____






Part I - Financial Information:                                 Page
                                                                ____


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at March 31, 1997 and December 31, 1996. . . . . . . . . . . .1



      Consolidated Statement of Earnings for the three
      months ended March 31, 1997 and 1996 . . . . . . . . . . . . .2



      Consolidated Statement of Cash Flows for the three
      months ended March 31, 1997 and 1996 . . . . . . . . . . . . .3



      Notes to Consolidated Financial Statements . . . . . . . . . .5



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations  . . .6



Part II - Other Information  . . . . . . . . . . . . . . . . . . . .14









                            -  -










<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                                March 31,   December 31,
                                                  1997          1996
                                              ___________   ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   691,063    $   632,834
  Marketable securities. . . . . . . . . . .      164,254        159,348
  Net investment in capital leases . . . . .    4,318,669      4,214,822
  Equipment on operating leases, net . . . .    2,636,680      2,551,382
  Working capital financing receivables. . .    2,587,890      2,898,688
  Loans receivable . . . . . . . . . . . . .    1,918,213      1,846,947
  Investments and other assets . . . . . . .      499,071        642,118
                                              ___________    ___________
Total Assets                                  $12,815,840    $12,946,139
                                              ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,413,908    $ 6,441,400
  Short-term debt, IBM . . . . . . . . . . .      378,940        125,000
  Due to IBM and affiliates. . . . . . . . .    1,463,042      2,288,968
  Interest and other accruals. . . . . . . .      327,270        378,284
  Deferred income taxes. . . . . . . . . . .      803,626        761,494
  Long-term debt . . . . . . . . . . . . . .    1,558,403      1,515,937
  Long-term debt, IBM. . . . . . . . . . . .      406,412          -
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   11,351,601     11,511,083
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1997 and 1996  . . . . . . . .      457,411        457,411
  Retained earnings. . . . . . . . . . . . .    1,006,828        977,645
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,464,239      1,435,056
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $12,815,840    $12,946,139



                            -  -









                                              ===========    ===========

The accompanying notes are an integral part of this statement.

                            -  -









<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

            FOR THE THREE MONTHS ENDED MARCH 31:


(Dollars in thousands)


                                      1997        1996
                                    ________    ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . . . .$ 77,335     $ 69,604
     Operating leases, net of
      depreciation. . . . . . . . .  62,479       45,381
                                   ________     ________
                                    139,814      114,985


  Income from loans . . . . . . . .  39,763       36,983
  Income from working capital
   financing. . . . . . . . . . . .  57,724       68,437
  Equipment sales . . . . . . . . .  86,655      106,488
  Other income. . . . . . . . . . .  41,935       47,286
                                    _______     ________
     Total finance and other
      income. . . . . . . . . . . . 365,891      374,179
                                    _______     ________
COST AND EXPENSES:
  Interest. . . . . . . . . . . . . 112,966      106,280
  Cost of equipment sales . . . . .  75,350       87,799
  Selling, general, and
   administrative . . . . . . . . .  51,952       44,861
  Provision for receivable losses .  (5,057)      12,963
                                    ________    ________

     Total cost and expenses. . . . 235,211      251,903
                                    _______     ________

EARNINGS BEFORE INCOME TAXES. . . . 130,680      122,276

Provision for income taxes. . . . .  51,497       48,348
                                    _______     ________

NET EARNINGS. . . . . . . . . . . .$ 79,183     $ 73,928
                                    =======     ========




                            -  -









The accompanying notes are an integral part of this statement.

                            -  -









<PAGE 5>


                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:

(Dollars in thousands)                                1997        1996
                                                    _________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . . . . . . .   $ 79,183   $  73,928
   Adjustments to reconcile net earnings to
    cash (used in) provided by operating activities:
   Depreciation and amortization. . . . . . . . .    311,550     208,717
   Provision for receivable losses. . . . . . . .     (5,057)     12,963
   Increase in deferred income taxes. . . . . . .     42,132      22,278
   Decrease in interest and other accruals. . . .    (51,013)    (79,868)
   Gross profit on equipment sales. . . . . . . .    (11,305)    (18,689)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .     86,655     106,488
     Decrease in amounts due IBM and affiliates .   (825,926)   (313,730)
     Other, net . . . . . . . . . . . . . . . . .        948       6,069
                                                    _________   _________
Cash (used in) provided by operating activities .   (372,833)     18,156
                                                    _________   _________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . . . . . . .   (506,692)   (473,225)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .    356,004     409,706
   Investment in equipment on operating leases. .   (392,133)   (324,374)
   Investment in loans receivable . . . . . . . .   (280,206)   (285,346)
   Collection of loans receivable, net of
    interest earned . . . . . . . . . . . . . . .    214,090     260,451
   Collection of working capital financing
    receivables, net. . . . . . . . . . . . . . .    319,325     408,233
   Purchases of marketable securities . . . . . .    (21,500)    (13,853)
   Maturities of marketable securities. . . . . .     16,594         -
   Other, net . . . . . . . . . . . . . . . . . .    100,594     128,885
                                                    _________   _________
Cash (used in) provided by investing activities .   (193,924)    110,477
                                                    _________   _________

The accompanying notes are an integral part of this statement.




                            -  -

                            -  -









<PAGE 6>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:

(Continued)
                                                     1997        1996
                                                  __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt . . .   590,957      90,000
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .   (23,800)   (120,850)
   Issuance (repayment) of debt with original
    maturities within one year, net . . . . . . .   107,829    (108,016)
   Cash dividends paid to IBM . . . . . . . . . .   (50,000)    (45,000)
                                                  __________  __________
Cash provided by (used in) financing activities .   624,986    (183,866)
                                                  __________  __________
Increase (decrease) in cash and cash equivalents.    58,229     (55,233)
Cash and cash equivalents, January 1. . . . . . .   632,834     336,839
                                                  __________  __________
Cash and cash equivalents, March 31 . . . . . . . $ 691,063   $ 281,606
                                                  ==========  ==========


Supplemental schedule of noncash investing and financing activities:

During the first quarter of 1996, the Company issued to IBM four shares of capital stock, par value $1.00 per share, in exchange for assets
IBM transferred to the Company. The assets transferred had a net book value of about $50,000 which approximated fair value, and a deferred tax asset value of approximately $350,000. As a result, stockholder's equity was increased by approximately $400,000.

The accompanying notes are an integral part of this statement.

                            -  -









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

RATIO OF EARNINGS TO FIXED CHARGES:

The  ratio  of  earnings  to  fixed  charges  calculated  in
accordance   with   applicable   Securities   and   Exchange
Commission requirements was 2.16 and 2.15 for the three months ended March 31, 1997, and 1996, respectively.


RELATED COMPANY TRANSACTIONS:

The Company provides equipment financing at market rates, substantially through operating leases, to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products. The Company originated $196.6 million and $133.8 million of such financings during the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997, and December 31, 1996, approximately $900.7 million and $828.0 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, earned from transactions with IBM and affiliated companies, was approximately $22.1 million and $23.4 million in the first quarter of 1997 and 1996, respectively.

                            -  -









<PAGE 8>
                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the three months ended March 31, 1997, were $79.2 million, yielding an annualized return on average equity of 22.1 percent. Net earnings for the three months ended March 31, 1996, were $73.9 million.

FINANCING ORIGINATED

For the three months ended March 31, 1997, the Company originated capital equipment financing for end users of $1,323.4 million, a 7 percent increase from $1,233.4 million for the same 1996 period. For the three months ended March 31, 1997, originations of working capital financing for dealers and remarketers of information industry products increased by 23 percent to $3,127.7 million, from $2,550.1 million for the same 1996 period.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States and an increase in the propensity for customers to finance their acquisitions with the Company, during the first quarter 1997, compared with the same period in 1996.

Capital equipment financings for end users included purchases of $769.3 million of information handling systems from IBM, consisting of $462.2 million for capital leases and $307.1 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $58.2 million; (2) financing for IBM software and services of $225.6 million; (3) installment and lease financing for state and local government customers of $101.7 million for the account of IBM; and (4) other financing of $168.6 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.




                            -  -

                            -  -









<PAGE 9>
FINANCING ORIGINATED  (Continued)

The growth in working capital financing originations throughout the first three months of 1997 reflects volume increases in both IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1996 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

At March 31, 1997, the investment in remarketed equipment on capital and operating leases totaled $293.0 million, a decrease of 4 percent from the 1996 year-end investment of $305.3 million. For the three months ended March 31, 1997, remarketing activities contributed $49.9 million to pretax earnings, an increase of 54 percent compared with $32.3 million for the same 1996 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 11 for additional details.

ASSETS

Total assets decreased to $12.8 billion at March 31, 1997, compared with $12.9 billion at December 31, 1996. This decrease was primarily due to a decline in the average working capital financing receivables outstanding during the first quarter of 1997.

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At March 31, 1997, and December 31, 1996, marketable securities included investments in U.S.


                            -  -









federal agency debt securities of $43.2 million and $34.2 million, respectively, and corporate debt securities of $121.1 million and $125.1 million, respectively.

                            -  -









<PAGE 10>
LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $8,757.7 million of debt at March 31, 1997. Total short-term and long-term debt increased by approximately $675.4 million, from $8,082.3 million at December 31, 1996. This increase was the result of increases in medium-term notes of $163.9 million, long-term debt of $42.5 million and payable to IBM of $660.3 million, offset by decreases in commercial paper outstanding of $191.3 million. Included in short-term debt at March 31, 1997, and December 31, 1996, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997. Also included in short- term debt at March 31, 1997, was $253.9 million of borrowings outstanding under master loan agreements between the Company and IBM, maturing on April 2, 1997. Included in long-term debt at March 31, 1997 was $406.4 million payable to IBM at market terms and conditions, maturing on August 21, 2000.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1997. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At March 31, 1997, there was 2.3 billion in ECU available for the issuance of debt securities under this authorization. The Company's decision to continue to issue debt securities over the remaining authorized period under this program is dependent on prevailing market conditions and its need for such funding. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion available under this program.

At March 31, 1997, the Company had available $674.0 million of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. On April 30, 1997 the Company's registration of an additional $3.5 billion of debt securities was filed with the SEC. Currently, the Company has available a total of $4.0 billion on its shelf with the SEC for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company also has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or


                            -  -









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

                            -  -









<PAGE 11>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other.
These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. As previously mentioned, the Company had borrowings outstanding under this agreement of $253.9 million at March 31, 1997, and no borrowings outstanding under this agreement at December 31, 1996.

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

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $826.0 million to $1,463.0 million at March 31, 1997, from $2,289.0 million at December 31, 1996. This decline was primarily attributable to a $833.3 million decrease in the amount payable for capital equipment purchases, partially offset by a current


                            -  -









income tax provision of $10.8 million for the first three months of 1997.

Total stockholder's equity at March 31, 1997, was $1,464.2 million, up $29.2 million from year-end 1996. The increase in stockholder's equity reflects net earnings of $79.2 million for the first three months of 1997, offset by the payment of $50.0 million in cash dividends to IBM during the first quarter of 1997.

At March 31, 1997, the Company's debt to equity ratio was 6.0:1, compared with 5.6:1 at December 31, 1996.

                            -  -









<PAGE 12>
TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $108.2 million for the three months ended March 31, 1997, compared with total cash used before dividends of $10.2 million for the same 1996 period. Total cash provided before dividends reflects $481.0 million of cash provided by investing and financing activities before dividends, offset by $372.8 million of cash used in operating activities for the first three months of 1997.

For the three months ended March 31, 1996, total cash used before dividends reflected $28.4 million of cash used in investing and financing activities before dividends, offset by $18.2 million of cash provided by operating activities. Cash and cash equivalents at March 31, 1997, totaled $691.0 million, an increase of $58.2 million, compared with the balance at December 31, 1996.

INCOME FROM LEASES

Income from leases increased 22 percent to $139.8 million for the three months ended March 31, 1997, from $115.0 million for the same 1996 period. The growth in capital equipment financings for end users during 1996 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions increased 39 percent to $41.0 million for the three months ended March 31, 1997, from $29.6 million for the same 1996 period.

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

A review of the Company's $823.6 million residual value portfolio at March 31, 1997, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $2.4 million reduction to income from leases during the first quarter of 1997, compared with a $16.0 million reduction to income from leases during the first quarter of 1996.




                            -  -

                            -  -









<PAGE 13>
INCOME FROM LOANS

Income from loans increased 8 percent to $39.8 million for the three months ended March 31, 1997, compared with $37.0 million for the same 1996 period. This increase resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1996 and the first quarter of 1997.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing decreased 16 percent to $57.7 million for the three months ended March 31, 1997, compared with $68.4 million for the same 1996 period. This decrease was primarily due to a decline in the average working capital financing receivables outstanding during the 1997 period, compared with the 1996 period. The year-to-year decline in the average working capital financing receivables outstanding is primarily due to an increase in cash collected prior to normal payment terms and the Company's management of concentration risk associated with certain large dealers and remarketers of information industry products. Refer to Provision for Receivable Losses in Management's Discussion and Analysis on page 12 for additional details.

EQUIPMENT SALES

Equipment sales amounted to $86.7 million for the three months ended March 31, 1997, compared with $106.5 million for the same 1996 period. The decrease in equipment sales reflects less equipment available at the end of lease term, which in turn is primarily due to lower financing originated in prior years. Also contributing to this decrease in equipment sales is the growth of equipment remarketed as operating leases, rather than as sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new users of that equipment.

Gross profit on equipment sales for the three months ended March 31, 1997, was $11.3 million, a decrease of 40 percent, compared with $18.7 million for the same 1996 period. The gross profit margin for the first quarter of 1997 decreased to 13.0 percent, compared with 17.6 percent for the same 1996 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.





                            -  -

                            -  -









<PAGE 14>
OTHER INCOME

Other income decreased 11 percent to $41.9 million for the three months ended March 31, 1997, compared with $47.3 million for the same 1996 period. This decrease is primarily due to a $3.1 million pretax gain recognized upon the sale of financing assets during the first quarter of 1996. Additionally, fees for the servicing of IBM financing receivables securitized and sold decreased by $4.9 million during the first quarter of 1997, compared with the same 1996 period. The decline is primarily due to an overall decrease in the securitized assets portfolio during the first quarter of 1997.

During the first quarter of 1997, a gain  of  $10.7  million
was   recognized   upon   the  sale  of  certain  restricted
securities,  as  compared  with  a  gain  of  $9.3   million
recognized during the first quarter of 1996.

INTEREST EXPENSE

As a result of an increase in the Company's average outstanding debt balance, interest expense increased 6 percent to $113.0 million for the three months ended March 31, 1997, compared with $106.3 million for the same 1996 period. The Company's year-to-date average cost of debt through March 31, 1997, decreased to 5.6 percent, from 5.7 percent for the same 1996 period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $52.0 million for the three months ended March 31, 1997, compared with $44.9 million for the same 1996 period. This increase is mainly due to a planned growth in the Company's resources during 1996 and the first quarter of 1997, resulting in an increase in compensation related expenses.

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


                            -  -









Company's working capital financing business in 1996 and the first quarter of 1997, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant.

                            -  -









<PAGE 15>
PROVISION FOR RECEIVABLE LOSSES  (Continued)

At March 31, 1997, and December 31, 1996, approximately 63 percent and 62 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1996 or the first quarter of 1997. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The provision for receivable losses decreased by $18.0 million for the quarter ended March 31, 1997, compared with the same 1996 period. The decrease in the provision for receivable losses was the result of declines in specific reserves which were no longer necessary due to additional collateral acquired for certain working capital financing receivables. The Company continues to effectively manage credit risk and contain losses.

NET EARNINGS

Net earnings increased 7 percent to $79.2 million for the first quarter of 1997, compared with $73.9 million for the first quarter of 1996. This increase was mainly due to the growth in income from leases and loans. The year-to-year income growth was the result of increased capital equipment financings originated during 1995 and 1996. Also contributing to the year-to-year rise in net earnings was the decline in specific provisions for receivable losses no longer required.

Offsetting these contributions to net earnings growth was an increase in selling, general and administrative expenses primarily attributable to a growth in the Company's resources, and additional interest expense due to an increase in the Company's average outstanding debt balance.

RETURN ON AVERAGE EQUITY

The results for the first three months of  1997  yielded  an
annualized   return  on  average  equity  of  22.1  percent,
compared with 24.4 percent for the first three months of 1996.

CLOSING DISCUSSION

The  Company's resources continue to be sufficient to enable
it  to  carry  out  its  mission   of   offering   customers


                            -  -









competitive  leasing and financing and providing information
technology   remarketers   with   inventory   and   accounts
receivable financing, which contribute to the growth and stability of IBM earnings.

                            -  -









<PAGE 16>


                Part II - Other Information
                ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

A Form 8-K dated January 21, 1997 was filed with respect to the Company's financial results for the periods ended December 31, 1996.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: May 14, 1997                By: /s/ Kimberly A. Kispert
      ____________                ___________________________


                                  (Kimberly A. Kispert)
                                   Vice President, Finance
                                   and Chief Financial Officer

















                            -  -