Form 10-Q
period 1997-06-30
IBM CREDIT CORP
filed 1997-08-14
CIK 353524

<PAGE 1>


             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

               Commission file number 1-8175
               _____________________________


                   IBM CREDIT CORPORATION
   ______________________________________________________
   (Exact name of registrant as specified in its charter)

                DELAWARE                           22-2351962
        ________________________     ____________________________________
        (State of incorporation)     (IRS employer identification number)


       1133 Westchester Avenue
        White Plains, New York                                10604-3505
 ________________________________________                    ____________
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  914-642-3000
                                                    ____________





                            -  -









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

As of July 31, 1997, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at July 31, 1997: NONE.

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


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at June 30, 1997 and December 31, 1996 . . . . . . . . . . . .1



      Consolidated Statement of Earnings for the three and six
      months ended June 30, 1997 and 1996. . . . . . . . . . . . . .2



      Consolidated Statement of Cash Flows for the six
      months ended June 30, 1997 and 1996. . . . . . . . . . . . . .3



      Notes to Consolidated Financial Statements . . . . . . . . . .5



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations  . . .7



Part II - Other Information  . . . . . . . . . . . . . . . . . . . .16









                            -  -










<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                                June 30,    December 31,
                                                  1997          1996
                                              ___________   ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   688,160    $   632,834
  Marketable securities. . . . . . . . . . .      158,998        159,348
  Net investment in capital leases . . . . .    4,481,837      4,214,822
  Equipment on operating leases, net . . . .    3,017,357      2,551,382
  Working capital financing receivables. . .    2,982,707      2,898,688
  Loans receivable . . . . . . . . . . . . .    2,056,407      1,846,947
  Factored IBM receivables . . . . . . . . .      412,211          -
  Investments and other assets . . . . . . .      589,804        642,118
                                              ___________    ___________
Total Assets                                  $14,387,481    $12,946,139
                                              ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 7,407,431    $ 6,441,400
  Short-term debt, IBM . . . . . . . . . . .      369,823        125,000
  Due to IBM and affiliates. . . . . . . . .    1,738,715      2,288,968
  Interest and other accruals. . . . . . . .      491,681        378,284
  Deferred income taxes. . . . . . . . . . .      815,022        761,494
  Long-term debt . . . . . . . . . . . . . .    1,620,216      1,515,937
  Long-term debt, IBM. . . . . . . . . . . .      411,771          -
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   12,854,659     11,511,083
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1997 and 1996  . . . . . . . .      457,411        457,411
  Retained earnings. . . . . . . . . . . . .    1,075,411        977,645
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,532,822      1,435,056
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $14,387,481    $12,946,139


                            -  -









                                              ===========    ===========

The accompanying notes are an integral part of this statement.

                            -  -









<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in thousands)

                                    Three Months Ended  Six Months Ended
                                          June 30,            June 30,
                                     1997      1996      1997     1996
                                   ________  ________  ________  ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . . . .$ 69,189  $ 74,586  $146,524  $144,190
     Operating leases, net of
      depreciation. . . . . . . . .  74,423    60,700   136,902   106,081
                                   ________  ________  ________  ________

                                    143,612   135,286   283,426   250,271

  Income from working capital
   financing. . . . . . . . . . . .  59,675    65,767   117,399   134,204
  Income from loans . . . . . . . .  39,752    38,347    79,515    75,330
  Equipment sales . . . . . . . . .  85,459   101,432   172,114   207,920
  Income from factored IBM
   receivables. . . . . . . . . . .   3,851      -        3,851      -
  Other income. . . . . . . . . . .  30,761    27,282    72,696    74,568
                                    _______  ________  ________  ________
     Total finance and other
      income. . . . . . . . . . . . 363,110   368,114   729,001   742,293
                                    _______  ________  ________  ________
COST AND EXPENSES:
  Interest. . . . . . . . . . . . . 126,824   106,931   239,790   213,211
  Cost of equipment sales . . . . .  72,893    83,806   148,243   171,605
  Selling, general, and
   administrative . . . . . . . . .  51,243    46,165   103,195    91,026
  Provision for receivable losses .   4,076     9,281     (981)    22,244
                                    _______  ________  ________  ________

     Total cost and expenses. . . . 255,036   246,183   490,247   498,086
                                    _______  ________  ________  ________

EARNINGS BEFORE INCOME TAXES. . . . 108,074   121,931   238,754   244,207

Provision for income taxes. . . . .  39,491    47,856    90,988    96,204
                                    _______  ________  ________  ________

NET EARNINGS. . . . . . . . . . . .$ 68,583  $ 74,075  $147,766  $148,003
                                    =======   ======== ========  ========




                            -  -









The accompanying notes are an integral part of this statement.

                            -  -









<PAGE 5>


                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

                 SIX MONTHS ENDED JUNE 30:

(Dollars in thousands)                                 1997       1996
                                                    _________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . . . . . . .   $ 147,766  $ 148,003
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .     668,184    468,022
   Provision for receivable losses. . . . . . . .        (981)    22,244
   Increase in deferred income taxes. . . . . . .      53,528     16,585
   Increase (decrease) in interest
    and other accruals  . . . . . . . . . . . . .     113,397    (38,121)
   Gross profit on equipment sales. . . . . . . .     (23,871)   (36,315)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .     172,114    207,920
     Decrease in amounts due IBM and affiliates .    (550,253)  (225,489)
     Other, net . . . . . . . . . . . . . . . . .      (4,018)    10,452
                                                    _________   _________
Cash provided by operating activities . . . . . .     575,866    573,301
                                                    _________   _________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . . . . . . .  (1,027,985)  (953,395)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .     774,856    730,421
   Investment in equipment on operating leases. .    (960,915)  (703,178)
   Investment in loans receivable . . . . . . . .    (611,617)  (507,998)
   Collection of loans receivable, net of
    interest earned . . . . . . . . . . . . . . .     469,682    405,865
   Purchase of factored IBM receivables . . . . .    (646,301)       -
   Collection of factored IBM receivables . . . .     234,090        -
   Collection of working capital financing
    receivables, net. . . . . . . . . . . . . . .     (76,918)   330,263
   Purchases of marketable securities . . . . . .     (21,500)   (13,853)
   Maturities of marketable securities. . . . . .      21,850        -
   Cash payment for lease portfolio acquired. . .    (239,731)       -
   Other, net . . . . . . . . . . . . . . . . . .    (112,324)   123,002
                                                   __________   _________
Cash used in investing activities . . . . . . . .  (2,196,813)  (588,873)
                                                   __________   _________


                            -  -









The accompanying notes are an integral part of this statement.

                            -  -









<PAGE 6>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

                 SIX MONTHS ENDED JUNE 30:

(Continued)


                                                     1997        1996
                                                  __________  _________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt . . .   736,246     385,532
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .   (31,425)   (415,605)
   Issuance of debt with original maturities
    within one year, net. . . . . . . . . . . . . 1,021,452     567,011
   Cash dividends paid to IBM . . . . . . . . . .   (50,000)    (45,000)
                                                  __________  _________
Cash provided by financing activities . . . . . . 1,676,273     491,938
                                                  __________  _________
Increase in cash and cash equivalents . . . . . .    55,326     476,366
Cash and cash equivalents, January 1. . . . . . .   632,834     336,839
                                                  __________  _________
Cash and cash equivalents, June 30. . . . . . . . $ 688,160   $ 813,205
                                                  ==========  =========

Supplemental schedule of noncash investing and financing activities:

The purchase price for the acquisition of selected assets from the leasing portfolio of General Electric Capital Technology Management
Services Corporation during the second quarter of 1997 was financed by the Company, in part, through credits of $16.8 million that were applied against certain existing obligations to the Company.

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

RATIO OF EARNINGS TO FIXED CHARGES:

The  ratio  of  earnings  to  fixed  charges  calculated  in
accordance   with   applicable   Securities   and   Exchange
Commission requirements was 2.01 and 2.14 for the six months ended June 30, 1997, and 1996, respectively.

SIGNIFICANT ACCOUNTING POLICIES:

Translation of Non-U.S. Currency Amounts: The Company uses the U.S dollar as its functional currency. Foreign denominated assets and liabilities are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the quarter. Gains and losses that result from transactions are included in the Company's Consolidated Statement of Earnings.

RELATED COMPANY TRANSACTIONS:

EQUIPMENT LEASING:
__________________

The Company provides equipment financing at market rates, substantially through operating leases, to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products that IBM uses internally or in support of its managed operations environment. The Company originated $508.9 million and $295.4 million of such financings during the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997, and December 31, 1996, approximately $1,062.1 million and $828.0 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, earned from transactions with IBM and affiliated companies, was approximately $68.5 million and $54.0 million in the first half of 1997 and 1996, respectively.


                            -  -










ACCOUNTS RECEIVABLE PURCHASES:
______________________________

In June 1997, IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co., LTD. (ICEFC), subsidiaries of the Company, entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC will periodically
                            -5-














































                            -  -









<PAGE 8>
                   IBM CREDIT CORPORATION

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)


ACCOUNTS RECEIVABLE PURCHASES  (Continued)
__________________________________________

purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables.

During the second quarter of 1997, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $664.9 million for approximately $646.3 million. The receivables acquired are short-term in nature and are denominated in non-U.S. currencies. The purchase was financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

TRANSACTIONS WITH GENERAL ELECTRIC CAPITAL CORPORATION:

On May 29, 1997, the Company entered into an agreement to purchase selected assets from the leasing portfolio of General Electric Capital Technology Management Services
Corporation (GECTMSC), a subsidiary of General Electric Capital Corporation (GECC). The purchase price of approximately $256.5 million was primarily financed by the Company through short-term and long-term borrowings. The acquired capital and operating lease and loan portfolio consists of both IBM and non-IBM products.

Additionally, the Company entered into an alliance with General Electric Capital Information Technology Solutions Corporation (ITS), a GECC affiliate, wherein the Company will serve as the preferred financing provider for customers of ITS's products and services.

















                            -  -



























                            -6-
<PAGE 9>




































                            -  -









                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the three months ended June 30, 1997, were $68.6 million. Net earnings for the six months ended June
30, 1997, were $147.8 million, yielding an annualized return on average equity of 20.0 percent.

FINANCING ORIGINATED

For the three months ended June 30, 1997, the Company originated capital equipment financing for end users of $1,574.2 million, a 24 percent increase from $1,267.8 million for the same 1996 period. For the three months ended June 30, 1997, originations of working capital financing for dealers and remarketers of information industry products increased by 17 percent to $3,665.0 million, from $3,137.5 million for the same 1996 period.

For the six months ended June 30, 1997, the Company originated capital equipment financing for end users of $2,897.6 million, a 16 percent increase from $2,501.2 million for the same 1996 period. For the six months ended June 30, 1997, originations of working capital financing for dealers and remarketers of information industry products increased by 19 percent to $6,792.7 million, from $5,687.6 million for the same 1996 period.

The growth in capital equipment financing originations is related to IBM's increase in placements of its products and services in the United States and an increase in the propensity for customers to finance their acquisitions with the Company, during the first half 1997, compared with the same period in 1996.

Capital equipment financings for end users included purchases of $1,641.1 million of information handling systems from IBM, consisting of $901.8 million for capital leases and $739.3 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $109.8 million; (2) financing for IBM software and services of $508.2 million; (3) installment and lease financing for state and local government customers of $155.3 million for the account of IBM; and (4) other financing of $483.2 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.



                            -  -









The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

                            -7-
















































                            -  -









<PAGE 10>
FINANCING ORIGINATED  (Continued)

The growth in working capital financing originations throughout the first half of 1997 reflects volume increases in IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1996 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

At June 30, 1997, the investment in remarketed equipment on capital and operating leases totaled $319.8 million, an increase of 5 percent from the 1996 year-end investment of $305.3 million. For the three months ended June 30, 1997, remarketing activities contributed $49.8 million to pretax earnings, a decrease of 10 percent compared with $55.4 million for the same 1996 period. For the six months ended June 30, 1997, the remarketing activities contributed $99.7 million to pretax earnings, an increase of 14 percent compared with $87.7 million for the same 1996 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 12 for additional details.

ASSETS

Total assets increased to $14.4 billion at June 30, 1997, compared with $12.9 billion at December 31, 1996. This increase is primarily the result of a growth in end user and working capital financings originated during the first half of 1997. Also contributing to the increase in total assets were the factored receivables acquired from IBM and the lease portfolio purchased from GECTMSC.



                            -  -









The carrying amount of marketable securities, as reported in
the   Consolidated   Statement   of   Financial    Position,
approximates market value.

                            -8-



















































                            -  -









ASSETS  (Continued)

These marketable securities were available-for-sale. At June 30, 1997, and December 31, 1996, marketable securities included investments in U.S. federal agency debt securities of $43.2 million and $34.2 million, respectively, and corporate debt securities of $115.8 million and $125.1 million, respectively.

<PAGE 11>
LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $9,809.2 million of debt at June 30, 1997. Total short-term and long-term debt increased by approximately $1,726.9 million, from $8,082.3 million at December 31, 1996. This increase was the result of increases in commercial paper outstanding of $1,025.1 million, short-term debt payable to IBM of $244.8 million, long-term debt of $104.3 million and payable to IBM of $411.8 million, offset by a decrease in medium-term notes of $59.1 million. Included in short-term debt at June 30, 1997, and December 31, 1996, was $125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997. Also included in short-term debt at June 30, 1997, was $244.8 million payable to IBM at market terms and conditions, maturing in July 1997. Included in long-term debt at June 30, 1997 was $411.8 million payable to IBM at market terms and conditions, maturing on August 21, 2000.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1997. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At June 30, 1997, there was 1.5 billion in ECU available for the issuance of debt securities under this authorization. The Company's decision to continue to issue debt securities over the remaining authorized period under this program is dependent on prevailing market conditions and its need for such funding. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion available under this program.

At June 30, 1997, the Company had available $3.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets, and the Company intends to
continue   to   issue   debt  securities  under  this  shelf


                            -  -









registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company also has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which a subsidiary of the Company has available. The subsidiary's decision to issue any asset-backed securities over the remaining authorized period
                            -9-










































                            -  -









<PAGE 12>
LIABILITIES AND STOCKHOLDER'S EQUITY  (Continued)

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

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. There were no borrowings outstanding under this agreement at June 30, 1997, and December 31, 1996.

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

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $550.3 million to $1,738.7 million at June 30, 1997, from $2,289.0 million at December 31, 1996. This decline was primarily attributable



                            -  -









to a $550.7 million decrease in the amount payable for capital equipment purchases during the first half of 1997.

Total stockholder's equity at June 30, 1997, was $1,532.8 million, up $97.8 million from year-end 1996. The increase in stockholder's equity reflects net earnings of $147.8 million for the first six months of 1997, offset by the payment of $50.0 million in cash dividends to IBM during the first half of 1997.

At June 30, 1997, the Company's debt to equity ratio was 6.4:1, compared with 5.6:1 at December 31, 1996, and 6.2:1 at June 30, 1996.
                            -10-










































                            -  -









<PAGE 13>
TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $105.3 million for the six months ended June 30, 1997, compared with total cash provided before dividends of $521.4 million for the same 1996 period. Total cash provided before dividends reflects $470.5 million of cash used by investing and financing activities before dividends, offset by $575.8 million of cash provided by operating activities for the first half of 1997.

For the six months ended June 30, 1996, total cash provided before dividends reflected $51.9 million of cash used in investing and financing activities before dividends, offset by $573.3 million of cash provided by operating activities. Cash and cash equivalents at June 30, 1997, totaled $688.1 million, an increase of $55.3 million, compared with the balance at December 31, 1996.

INCOME FROM LEASES

Income from leases increased 6 percent to $143.6 million for the three months ended June 30, 1997, from $135.3 million for the same 1996 period; for the six months ended June 30, 1997, income from leases increased 13 percent to $283.4 million, from $250.3 million for the same 1996 period. The growth in capital equipment financings for end users during 1996 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $51.5 million and $92.5 million for the three- and six-month periods ended June 30, 1997, an increase of 29 percent and 33 percent, respectively, from the comparable 1996 periods.

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

A review of the Company's $877.4 million residual value portfolio at June 30, 1997, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $14.3 million reduction to income from leases during the second quarter of 1997, for a total of $16.7 million during the


                            -  -









first half of 1997, compared with a $2.1 million reduction to income from leases during the second quarter of 1996 for a total of $18.1 million during the first six months of 1996.

                            -  -









<PAGE 14>
INCOME FROM LOANS

Income from loans increased 4 percent to $39.8 million for the three months ended June 30, 1997; for the first half of 1997, income from loans increased 6 percent to $79.5 million, compared with the respective 1996 period. This increase resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1996 and the first half of 1997.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing decreased 9 percent to $59.7 million for the three months ended June 30, 1997, compared with the same 1996 period; for the first half of 1997, income from working capital financing decreased 13 percent to $117.4 million compared with the respective 1996 period. This decrease was primarily due to declines in the average working capital financing receivables outstanding during the 1997 periods, compared with the 1996 periods. The year-to-year decline in the average working capital financing receivables outstanding was due to an increase in cash collected prior to normal payment terms, resulting in a decrease in the amount of dealer interest earned.

EQUIPMENT SALES

Equipment sales amounted to $85.5 million for the three months ended June 30, 1997, compared with $101.4 million for the same 1996 period; for the first six months of 1997, equipment sales amounted to $172.1 million, compared with $207.9 million for the comparable 1996 period. The decrease in equipment sales reflects less equipment available at the end of lease term, which in turn is primarily due to lower financing originated in prior years. Also contributing to this decrease in equipment sales is the growth of equipment remarketed as operating leases, rather than as sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new users of that equipment.

Gross profit on equipment sales for the three months ended June 30, 1997 was $12.6 million, a decrease of 28 percent, compared with $17.6 million for the same 1996 period. For the first half of 1997, the gross profit on equipment sales decreased 34 percent to $23.9 million, compared with $36.3 million for the same 1996 period. The gross profit margin for the second quarter of 1997 decreased to 14.7 percent, compared with 17.4 percent for the same 1996 period; for the first half of 1997, the gross profit margin decreased to
13.9 percent, compared with 17.5 percent for the  same  1996


                            -  -









period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.

                            -  -









<PAGE 15>
OTHER INCOME

Other income increased 13 percent to $30.8 million for the three months ended June 30, 1997, compared with $27.3 million for the same 1996 period. This increase is primarily due to an increase in interest income earned on cash and cash equivalents, as well as an increase in fees for managing IBM's state and local government installment purchase and lease financing receivables portfolio. For the first half of 1997, other income decreased 3 percent to $72.7 million, compared with $74.6 million for the same 1996 period. This decrease is primarily due to a decline in the fees for the servicing of IBM financing receivables securitized and sold during the first half of 1997, compared with the same 1996 period. The decline is primarily due to an overall decrease in the securitized assets portfolio during the first half of 1997. Additionally, the Company recognized a $10.7 million pretax gain upon the sale of certain restricted securities in the first quarter of 1997, as compared with a gain of $9.3 million recognized during the first quarter of 1996.

INTEREST EXPENSE

As a result of the growth in end user and working capital financings originated, the Company has experienced an increase in the average outstanding debt balance. This increase in the average outstanding debt savence resulted in a 19 percent growth in interest expense to $126.8 million for the three months ended June 30, 1997, and 12 percent to $239.8 million for the first half of 1997, compared with the same 1996 periods. The Company's year-to-date average cost of debt through June 30, 1997 and 1996 was 5.7 percent.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $51.2 million for the three months ended June 30, 1997, an increase of 11 percent compared with the same 1996 period. For the first half of 1997, selling, general and administrative expenses increased 13 percent to $103.2 million, from $91.0 million for the same 1996 period. This increase is mainly due to a planned growth in the Company's resources during 1996 and the first half of 1997, resulting in an increase in compensation related expenses.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses at the time financings are


                            -  -









originated  for  capital  equipment.     The  portfolio   is
diversified   by   geography,   industry,   and   individual
unaffiliated customer.

                            -  -









<PAGE 16>
PROVISION FOR RECEIVABLE LOSSES  (Continued)

The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued growth of the Company's working capital financing business in 1996 and the first half of 1997, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant.

At June 30, 1997, and December 31, 1996, approximately 65 percent and 62 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1996 or the first half of 1997. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The provision for receivable losses decreased to $4.1 million for the quarter ended June 30, 1997, compared with $9.3 million for the same 1996 period. For the six months ended June 30, 1997, the provision for receivable losses decreased by $23.2 million, compared with the same 1996 period. The decrease in the provision for receivable losses was the result of declines in specific reserves which were no longer necessary due to additional collateral acquired for certain working capital financing receivables. The Company continues to effectively manage credit risk and contain losses.

NET EARNINGS

Net earnings decreased 7 percent to $68.6 million for the second quarter of 1997, compared with $74.1 million for the same 1996 period.

Net earnings for the six months ended June 30, 1997, were $147.8 million, compared with $148.0 million for the same
1996 period.

The decrease in net earnings was impacted by a competitive environment for end user financing. Also contributing to the decline was additional interest expense due to an increase in the Company's average outstanding debt balance and an increase in selling, general and administrative


                            -  -









expenses primarily attributable to planned growth in the Company's resources.

                            -  -









RETURN ON AVERAGE EQUITY

The results for the first half of 1997 yielded an annualized return on average equity of 20.0 percent, compared with 23.8 percent for the first half of 1996.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.

                            -  -









<PAGE 17>


                Part II - Other Information
                ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

A Form 8-K dated April 23, 1997 was filed with respect to the Company's financial results for the periods ended March 31, 1997.
A Form 8-K was filed on July 8, 1997 with respect to the Company's shelf registration for the issuance of debt securities which became effective on June 27, 1997.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: August 13, 1997             By: /s/ Kimberly A. Kispert
      _______________             ___________________________


                                  (Kimberly A. Kispert)
                                   Vice President, Finance
                                   and Chief Financial Officer














                            -  -