Form 10-Q
period 1997-09-30
IBM CREDIT CORP
filed 1997-11-12
CIK 353524

<PAGE 1>


             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

As of October 31, 1997, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1997: NONE.

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


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at September 30, 1997 and December 31, 1996 . . . . . . . . . .1



      Consolidated Statement of Earnings for the three and nine
      months ended September 30, 1997 and 1996. . . . . . . . . . . .2



      Consolidated Statement of Cash Flows for the nine
      months ended September 30, 1997 and 1996. . . . . . . . . . . .3



      Notes to Consolidated Financial Statements. . . . . . . . . . .5



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . .7



Part II - Other Information . . . . . . . . . . . . . . . . . . . . .16



















<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                              September 30,  December 31,
                                                  1997          1996
                                              _____________  ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   619,481    $   632,834
  Marketable securities. . . . . . . . . . .      148,844        159,348
  Net investment in capital leases . . . . .    4,683,177      4,214,822
  Equipment on operating leases, net . . . .    3,203,029      2,551,382
  Working capital financing receivables. . .    3,226,814      2,898,688
  Loans receivable . . . . . . . . . . . . .    2,141,237      1,846,947
  Factored IBM receivables . . . . . . . . .      664,021          -
  Investments and other assets . . . . . . .      590,333        642,118
                                              ___________    ___________
Total Assets                                  $15,276,936    $12,946,139
                                              ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,810,727    $ 6,441,400
  Short-term debt, IBM . . . . . . . . . . .    1,401,802        125,000
  Due to IBM and affiliates. . . . . . . . .    1,841,728      2,288,968
  Interest and other accruals. . . . . . . .      391,973        378,284
  Deferred income taxes. . . . . . . . . . .      884,703        761,494
  Long-term debt . . . . . . . . . . . . . .    1,753,830      1,515,937
  Long-term debt, IBM. . . . . . . . . . . .      596,912          -
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   13,681,675     11,511,083
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1997 and 1996  . . . . . . . .      457,411        457,411
  Retained earnings. . . . . . . . . . . . .    1,137,850        977,645
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,595,261      1,435,056
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $15,276,936    $12,946,139
                                              ===========    ===========

The accompanying notes are an integral part of this statement.

<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in thousands)
                                    Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                     1997      1996      1997      1996
                                   ________  ________  ________  ________
FINANCE AND OTHER INCOME:
  Income from leases:
     Capital leases . . . . . . . .$ 66,027  $ 82,487  $212,551  $226,677
     Operating leases, net of
      depreciation. . . . . . . . .  75,639    60,144   212,541   166,225
                                   ________  ________ _________  ________

                                    141,666   142,631   425,092   392,902

  Income from working capital
   financing. . . . . . . . . . . .  68,305    66,579   185,704   200,783
  Income from loans . . . . . . . .  43,957    36,875   123,472   112,205
  Equipment sales . . . . . . . . . 128,961    76,367   301,075   284,287
  Income from factored IBM
   receivables. . . . . . . . . . .   9,807      -       13,658      -
  Other income. . . . . . . . . . .  28,894    37,196   101,590   111,764
                                    _______  ________  ________ _________
     Total finance and other
      income. . . . . . . . . . . . 421,590   359,648 1,150,591 1,101,941
                                    _______  ________ _________ _________
COST AND EXPENSES:
  Interest. . . . . . . . . . . . . 143,749   110,362   383,539   323,573
  Cost of equipment sales . . . . . 110,618    68,697   258,861   240,302
  Selling, general, and
   administrative . . . . . . . . .  53,495    53,389   156,690   144,415
  Provision for receivable losses .  18,944     9,032    17,963    31,276
                                    _______  ________  ________ _________

     Total cost and expenses. . . . 326,806   241,480   817,053   739,566
                                    _______  ________  ________ _________

EARNINGS BEFORE INCOME TAXES. . . .  94,784   118,168   333,538   362,375

Provision for income taxes. . . . .  32,345    46,558   123,333   142,762
                                    _______  ________  ________ _________

NET EARNINGS. . . . . . . . . . . .$ 62,439  $ 71,610  $210,205  $219,613
                                    =======   =======  ========  ========

The accompanying notes are an integral part of this statement.

<PAGE 5>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

              NINE MONTHS ENDED SEPTEMBER 30:

(Dollars in thousands)                                 1997       1996
                                                    _________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . . . . . . .   $ 210,205  $ 219,613
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .   1,066,767    731,620
   Provision for receivable losses. . . . . . . .      17,963     31,276
   Increase in deferred income taxes. . . . . . .     123,209     54,993
   Increase (decrease) in interest
    and other accruals  . . . . . . . . . . . . .      13,689    (43,328)
   Gross profit on equipment sales. . . . . . . .     (42,214)   (43,985)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .     301,075    284,287
     Decrease in amounts due IBM and affiliates .    (447,240)  (322,642)
     Other, net . . . . . . . . . . . . . . . . .       2,273     24,435
                                                    _________   _________
Cash provided by operating activities . . . . . .   1,245,727    936,269
                                                    _________   _________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . . . . . . .  (1,661,649)(1,397,174)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .   1,195,693  1,070,099
   Investment in equipment on operating leases. .  (1,557,439)(1,136,606)
   Investment in loans receivable . . . . . . . .    (944,087)  (729,969)
   Collection of loans receivable, net of
    interest earned . . . . . . . . . . . . . . .     689,072    602,844
   Purchase of factored IBM receivables . . . . .  (2,255,780)       -
   Collection of factored IBM receivables . . . .   1,591,759        -
   (Investment in) collection of working
    capital financing receivables, net. . . . . .    (332,292)   284,870
   Purchases of marketable securities . . . . . .     (21,500)   (36,480)
   Maturities of marketable securities. . . . . .      32,004        -
   Cash payment for lease portfolio acquired. . .    (334,909)       -
   Other, net . . . . . . . . . . . . . . . . . .     (89,901)    65,434
                                                   __________ ___________
Cash used in investing activities . . . . . . . .  (3,689,029)(1,276,982)
                                                   __________ ___________

The accompanying notes are an integral part of this statement.

<PAGE 6>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

              NINE MONTHS ENDED SEPTEMBER 30:

(Continued)


                                                     1997        1996
                                                  __________  _________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt . . . 1,976,146     665,541
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .  (117,800)   (485,655)
   Issuance of debt with original maturities
    within one year, net. . . . . . . . . . . . .   621,603     607,809
   Cash dividends paid to IBM . . . . . . . . . .   (50,000)    (45,000)
                                                  __________  _________
Cash provided by financing activities . . . . . . 2,429,949     742,695
                                                  __________  _________
Change in cash and cash equivalents . . . . . . .   (13,353)    401,982
Cash and cash equivalents, January 1. . . . . . .   632,834     336,839
                                                  __________  _________
Cash and cash equivalents, September 30 . . . . . $ 619,481   $ 738,821
                                                  ==========  =========

Supplemental schedule of noncash investing and financing activities:

The purchase price for the acquisition of selected assets from the leasing portfolio of General Electric Capital Technology Management
Services Corporation during the second and third quarters of 1997 was financed by the Company, in part, through credits of $18.4 million that were applied against certain existing obligations to the Company.

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

RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 1.87 and 2.12 for the nine months ended September 30, 1997, and 1996, respectively.

SIGNIFICANT ACCOUNTING POLICIES:

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

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between interest amounts calculated by reference to a floating index or a fixed rate on an agreed upon notional principal amount. Swap contracts are primarily between one and five years in duration. The Company enters into interest rate cap and floor agreements to reduce the potential impact of changes in interest rates on floating rate debt supporting fixed rate assets. Interest rate agreements generally involve the exchange of

<PAGE 8> SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

interest  payments  without  the  exchange of the underlying notional amount on which the interest payments are calculated. The Company enters into currency exchange agreements to hedge debt denominated in foreign currencies. The term of the currency derivatives is generally less than five years. The purpose of the Company's foreign currency hedging activities is to protect itself from the risk that the eventual dollar net cash outflows will be affected by changes in exchange rates. The Company does not anticipate any material adverse effect on its financial position or results of operations resulting from its use of these instruments, nor does it anticipate nonperformance by any of its counterparties.

RELATED COMPANY TRANSACTIONS:

EQUIPMENT LEASING:
__________________

The Company provides equipment financing at market rates, substantially through operating leases, to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products that IBM uses internally or in support of its managed operations environment. The Company originated $757.1 million and $431.7 million of such financings during the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, and December 31, 1996, approximately $1,117.1 million and $828.0 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, earned from transactions with IBM and affiliated companies, was approximately $100.5 million and $78.9 million in the first nine months of 1997 and 1996, respectively.

ACCOUNTS RECEIVABLE PURCHASES:
______________________________

During the third quarter of 1997, IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co., LTD. (ICEFC), subsidiaries of the Company, entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC will periodically purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables.

During the third quarter of 1997, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $1,632.0 million for approximately $1,609.5 million. The receivables acquired are short-term in nature and are denominated in non-U.S. currencies. The purchase was financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

<PAGE 9>
                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net  earnings for the three months ended September 30, 1997, were $62.4 million.  Net earnings for the nine months  ended
September   30,  1997,  were  $210.2  million,  yielding  an
annualized return on average equity of 18.7 percent.

FINANCING ORIGINATED

For the three months ended September 30, 1997, the Company originated capital equipment financing for end users of $1,742.8 million, a 46 percent increase from $1,189.9 million for the same 1996 period. For the three months ended September 30, 1997, originations of working capital financing for dealers and remarketers of information industry products increased by 7 percent to $3,868.5 million, from $3,602.4 million for the same 1996 period.

For the nine months ended September 30, 1997, the Company originated capital equipment financing for end users of $4,640.4 million, a 26 percent increase from $3,691.1 million for the same 1996 period. For the nine months ended September 30, 1997, originations of working capital financing for dealers and remarketers of information industry products increased by 15 percent to $10,661.2 million, from $9,290.0 million for the same 1996 period.

The growth in capital equipment financing originations is related to IBM's increase in placements of its products and services in the United States and an increase in the propensity for customers to finance their acquisitions with the Company, during the first nine months of 1997, compared with the same period in 1996.

Capital equipment financings for end users included purchases of $2,649.5 million of information handling systems from IBM, consisting of $1,480.7 million for capital leases and $1,168.8 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $175.4 million; (2) financing for IBM software and services of $777.3 million; (3) installment and lease financing for state and local government customers of $253.6 million for the account of IBM; and (4) other financing of $784.6 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

<PAGE 10>
FINANCING ORIGINATED  (Continued)

The growth in working capital financing originations throughout the first nine months of 1997 reflects volume increases in IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1996 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities are comprised of income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months months ended September 30, 1997, remarketing activities contributed $45.0 million to pretax earnings, an increase of 6 percent compared with $42.3 million for the same 1996 period. For the nine months ended September 30, 1997, the remarketing activities contributed $144.7 million to pretax earnings, an increase of 11 percent compared with $130.0 million for the same 1996 period.

At   September   30,  1997,  the  investment  in  remarketed
equipment on capital and  operating  leases  totaled  $305.5 million, which was essentially flat from the 1996 year-end investment of $305.3 million.

FINANCIAL CONDITION

ASSETS

Total assets increased to $15.3 billion at September 30, 1997, compared with $12.9 billion at December 31, 1996. This increase is primarily the result of a growth in end user and working capital financings originated during the first nine months of 1997. Also contributing to the increase in total assets were factored receivables acquired from IBM which totaled $664.0 million at September 30, 1997, and the lease portfolio purchased from General Electric Capital Technology Management Services Corporation (GECTMSC), a subsidiary of General Electric Capital Corporation (GECC).








The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At September 30, 1997, and December 31, 1996, marketable securities included investments in U.S. federal agency debt securities of $43.2 million and $34.2 million, respectively, and corporate debt securities of $105.6 million and $125.1 million, respectively.
                            -8-

























































<PAGE 11>
FINANCIAL CONDITION  (Continued)

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $10,563.3 million of debt at September 30, 1997. Total short-term and long-term debt increased by approximately $2,481.0 million, from $8,082.3 million at December 31, 1996. This increase was the result of increases in short-term notes of $1,349.9 million, short-term debt payable to IBM of $1,276.8 million, long-term debt of $237.9 million and payable to IBM of
$596.9 million, offset by a decrease in commercial paper outstanding of $980.5 million. Included in the increase in total debt, is short-term borrowings associated with accounts receivable purchases from selected IBM subsidiaries during the third quarter of 1997. Included in short-term debt at September 30, 1997, and December 31, 1996, was
$125.0 million payable to IBM at market terms and conditions, maturing on November 1, 1997. Also included in short-term debt at September 30, 1997, was $472.6 million payable to IBM at market terms and conditions, maturing in October 1997. Included in long-term debt at September 30, 1997, were $417.2 million and $179.7 million payable to IBM at market terms and conditions, maturing on August 21, 2000, and February 26, 2001, respectively.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1997. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At September 30, 1997, there was 1.8 billion in ECU available for the issuance of debt securities under this authorization. The Company's decision to continue to issue debt securities over the remaining authorized period under this program is dependent on prevailing market conditions and its need for such funding. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion available under this program.

At September 30, 1997, the Company had available $1.9 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. This shelf registration allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

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

<PAGE 12>
FINANCIAL CONDITION  (Continued)

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other.
These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had borrowings outstanding of $800.5 million under this agreement at September 30, 1997. There were no borrowings outstanding under this agreement at December 31, 1996.

These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease and loan portfolio, to fund working capital requirements and to service debt.

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $447.3 million to $1,841.7 million at September 30, 1997, from $2,289.0 million at December 31, 1996. This decline was primarily attributable to a $447.6 million decrease in the amount payable for capital equipment purchases during the first nine months of 1997.

Total stockholder's equity at September 30, 1997, was $1,595.3 million, up $160.2 million from year-end 1996. The increase in stockholder's equity reflects net earnings of $210.2 million for the first nine months of 1997, offset by the payment of $50.0 million in cash dividends to IBM during the first nine months of 1997.

At September 30, 1997, the Company's debt to equity ratio was 6.6:1, compared with 5.6:1 at December 31, 1996, and 6.1:1 at September 30, 1996.

TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $36.6 million for the nine months ended September 30, 1997, compared with total cash provided before dividends of $447.0 million for the same 1996 period. Total cash provided before dividends reflects $1,209.1 million of cash used by investing and financing activities before dividends, offset by $1,245.7 million of cash provided by operating activities for the first nine months of 1997.

<PAGE 13>
FINANCIAL CONDITION  (Continued)

For the nine months ended September 30, 1996, total cash provided before dividends reflected $489.3 million of cash used in investing and financing activities before dividends, offset by $936.3 million of cash provided by operating activities. Cash and cash equivalents at September 30, 1997, totaled $619.5 million, a decrease of $13.3 million, compared with the balance at December 31, 1996.

RESULTS OF OPERATIONS

INCOME FROM LEASES

Income from leases decreased to $141.7 million for the three months ended September 30, 1997, from $142.6 million for the same 1996 period. The decline was attributable to a more competitive environment for end user financing, which was partially offset by an increase in prior year capital equipment financing originations. For the nine months ended September 30, 1997, income from leases increased 8 percent to $425.1 million, from $392.9 million for the same 1996 period. The growth in capital equipment financings for end users during 1996 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $32.9 million and $125.4 million for the three- and nine-month periods ended September 30, 1997, a decrease of 17 percent and an increase of 15 percent, respectively, from the comparable 1996 periods.

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

A review of the Company's $943.8 million residual value portfolio at September 30, 1997, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $6.2 million reduction to income from leases during the third quarter of 1997, for a total of $22.9 million during the first nine months of 1997, compared with a $5.0 million reduction to income from leases during the third quarter of 1996 for a total of $23.1 million during the first nine months of 1996.

<PAGE 14>
RESULTS OF OPERATIONS  (Continued)

INCOME FROM LOANS

Income from loans increased 19 percent to $44.0 million for the three months ended September 30, 1997; for the first nine months of 1997, income from loans increased 10 percent to $123.5 million, compared with the respective 1996 period. This increase resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1996 and the first nine months of 1997.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 3 percent to $68.3 million for the three months ended September 30, 1997, compared with the same 1996 period. This increase is primarily a result of a growth in working capital financing originated during the third quarter of 1997, compared with the same 1996 period. For the first nine months of 1997, income from working capital financing decreased 8 percent to $185.7 million compared with the respective 1996 period. This decrease was primarily due to declines in the average working capital financing receivables outstanding during the 1997 periods, compared with the 1996 periods. The year-to-year decline in the average working capital financing receivables outstanding was due to an increase in cash collected prior to normal payment terms, resulting in a decrease in the amount of dealer interest earned.

EQUIPMENT SALES

Equipment sales amounted to $129.0 million for the three months ended September 30, 1997, compared with $76.4 million for the same 1996 period; for the first nine months of 1997, equipment sales amounted to $301.1 million, compared with $284.3 million for the comparable 1996 period. Contributing to this increase in equipment sales is the growth of equipment remarketed as sales, rather than as operating leases. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new users of that equipment.

Gross profit on equipment sales for the three months ended September 30, 1997, was $18.3 million, compared with $7.7 million for the same 1996 period. For the first nine months of 1997, the gross profit on equipment sales decreased 4 percent to $42.2 million, compared with $44.0 million for the same 1996 period. The gross profit margin for the third quarter of 1997 increased to 14.2 percent, compared with
10.0 percent for the same 1996 period; for the first nine months of 1997, the gross profit margin decreased to 14.0 percent, compared with 15.5 percent for the same 1996 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.
                            -12-































































<PAGE 15>
RESULTS OF OPERATIONS  (Continued)

INCOME FROM FACTORED IBM RECEIVABLES:

Income from factored IBM receivables was $9.8 million for the three months ended September 30, 1997. For the nine months ended September 30, 1997, income from factored IBM receivables was $13.7 million. Refer to Accounts Receivable Purchases within Related Company Transactions in the Notes to Consolidated Financial Statements on page 6 for additional details.

OTHER INCOME

Other income decreased 22 percent to $28.9 million for the three months ended September 30, 1997, compared with $37.2 million for the same 1996 period. For the first nine months of 1997, other income decreased 9 percent to $101.6 million, compared with $111.8 million for the same 1996 period. The overall decrease in other income is primarily due to a
decline  in  fees  for  managing  IBM's  state   and   local
government installment and lease financing receivables portfolio, as well as a decrease in the fees for the servicing of IBM financing receivables sold for the first nine months of 1997, as compared with the same 1996 period. The decline is attributable to an overall decrease in the managed assets and securitized assets portfolios during the first nine months of 1997.

INTEREST EXPENSE

As a result of the growth in end user and working capital financings originated, the Company has experienced an increase in the average outstanding debt balance. This increase in the average outstanding debt balance resulted in a 30 percent growth in interest expense to $143.7 million for the three months ended September 30, 1997, and 19 percent to $383.5 million for the first nine months of 1997, compared with the respective 1996 periods. The Company's year-to-date average cost of debt through September 30, 1997, increased to 5.9 percent, from 5.7 percent for the same 1996 period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $53.5 million for the three months ended September 30, 1997, compared with $53.4 million for the same 1996 period. For the first nine months of 1997, selling, general and administrative expenses increased 9 percent to $156.7 million, from $144.4 million for the same 1996 period. This increase is mainly due to planned growth in the Company's resources during 1996 and the first nine months of 1997, resulting in an increase in compensation related expenses.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The






Company generally retains ownership or takes a security interest in any underlying

<PAGE 16>
RESULTS OF OPERATIONS  (Continued)

equipment financed. The Company provides for receivable losses at the time financings are originated and from time to time as conditions warrant for capital equipment. The portfolio is diversified by geography, industry, and individual unaffiliated customer.

The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued growth of the Company's working capital financing business in 1996 and the first nine months of 1997, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant.

At September 30, 1997, and December 31, 1996, approximately 71 percent and 62 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1996 or the first nine months of 1997. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The provision for receivable losses increased to $18.9 million for the quarter ended September 30, 1997, compared with $9.0 million for the same 1996 period. The Company's timely recognition of probable receivable losses and its revised estimate of the recoverability of certain specific working capital financing receivables have contributed to the increase in the provision for receivable losses for the three months ended September 30, 1997. For the nine months ended September 30, 1997, the provision for receivable losses decreased to $18.0 million, compared with $31.3 million for the same 1996 period. The decrease in the provision for receivable losses was attributable to lower general reserve requirements, based upon the Company's historical experience and its ability to effectively manage credit risk and contain losses.

INCOME TAXES

Income taxes decreased 31 percent to $32.3 million for the three months ended September 30, 1997, from $46.6 million for the same period in 1996. For the first nine months of 1997, income taxes decreased 14 percent to $123.3 million, from $142.8 million for the same 1996 period. This decline was attributable to a decrease in the Company's taxable income and effective tax rate. The decrease in the effective tax rate was affected by adjustments made in the current period to prior years' tax liabilities.

<PAGE 17>
RETURN ON AVERAGE EQUITY

The  results  for  the  first nine months of 1997 yielded an
annualized  return  on  average  equity  of  18.7   percent,
compared with 22.9 percent for the first nine months of 1996.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customer; the Company's associated collection and asset management efforts; the Company's determination of residual values; currency fluctuations on the associated debt and liabilities; changes in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's
ability  to  manage  acquisitions  and   alliances;   legal,
political and economic changes and other risks, uncertainties and factors inherent in the Company's business.

<PAGE 18>


                Part II - Other Information
                ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

A Form 8-K dated July 21, 1997, was filed with respect to the Company's financial results for the periods ended June 30, 1997.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: November 12, 1997             By: /s/ Kimberly A. Kispert
      _________________             ___________________________


                                  (Kimberly A. Kispert)
                                   Vice President, Finance
                                   and Chief Financial Officer