Form 10-K
period 1997-12-31
IBM CREDIT CORP
filed 1998-03-31
CIK 353524

<PAGE 1>
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



___ ___ As of February 28, 1998, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1998: NONE.

The registrant meets the conditions  set  forth  in  General
Instruction J (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
























































<PAGE 2>
                             TABLE OF CONTENTS
                             _________________


PART I                                                               Page

Item 1.  Business                                                     3

Item 2.  Properties                                                   3

Item 3.  Legal Proceedings                                            3

Item 4.  Submission of Matters to a Vote of Security Holders          3


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                          3

Item 6.  Selected Financial Data                                      4

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          5

Item 8.  Financial Statements and Supplementary Data                 15

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                         40


PART III

Item 10. Directors and Executive Officers of the Registrant          40

Item 11. Executive Compensation                                      40

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  40

Item 13. Certain Relationships and Related Transactions              40


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 40












                            -2-





<PAGE 3>
                                 PART I

ITEM 1.  BUSINESS:

     The principal business of IBM Credit Corporation (the Company) is the financing of IBM products and services. All of the outstanding capital stock of the Company is owned by International Business Machines Corporation (IBM), a New York corporation. The Company finances the purchase and lease of IBM products and related products and services by customers of IBM in the United States and finances inventory and accounts receivable for dealers and remarketers of IBM and non-IBM products and services.

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


ITEM 2.  PROPERTIES:

     The Company's principal executive offices are located at an IBM owned facility in White Plains, New York. The executive offices comprise approximately 200,000 square feet of office space. The Company occupies this space under an arrangement with IBM.


ITEM 3.  LEGAL PROCEEDINGS:

     None material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Omitted pursuant to General Instruction J.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

     All shares of the Company's capital stock are owned by IBM, and accordingly, there is no market for such stock. The Company paid IBM cash dividends of $50,000,000 and $45,000,000 during 1997 and 1996, respectively. Dividends are declared by the Board of Directors of the Company.
























                            -3-





















































<PAGE 4>

 ITEM 6. SELECTED FINANCIAL DATA:


 The following selected financial data should be read in conjunction with the financial statements of
 IBM Credit Corporation and the related notes to the financial statements included in this document.

 (Dollars in thousands)                       1997           1996          1995          1994          1993
                                           ___________    ___________   __________   ___________   ___________
 For the year:
   FINANCE AND OTHER INCOME. . . . . . .    $1,630,895     $1,497,800   $1,452,285    $1,484,680    $1,770,430
   GROSS PROFIT ON EQUIPMENT SALES . . .        60,574         50,936       74,613        68,508        63,580
   INTEREST EXPENSE. . . . . . . . . . .       538,560        436,109      394,572       306,125       365,675
   NET EARNINGS. . . . . . . . . . . . .       283,893        271,082      230,475       250,589       220,220
   DIVIDENDS . . . . . . . . . . . . . .        50,000         45,000      146,419       295,000       325,000

   PRODUCTS PURCHASED FOR LEASES . . . .     4,803,985      3,903,052    2,931,619     1,659,019     2,165,577
   LOANS RECEIVABLE FINANCING. . . . . .     1,460,214      1,211,318      892,796       496,308       441,939
   IBM state and local installment
     RECEIVABLES AND LEASES. . . . . . .       411,029        410,328      364,636       232,845       294,166
   OTHER CAPITAL EQUIPMENT FINANCING . .       274,869        225,744      291,688       376,296       488,594
   WORKING CAPITAL FINANCING . . . . . .    15,005,200     13,387,014   10,297,600     7,597,300     5,866,300

   RETURN ON AVERAGE ASSETS. . . . . . .          2.1%           2.4%         2.3%          2.7%          2.0%
   RETURN ON AVERAGE EQUITY. . . . . . .         18.6%          20.7%        20.9%         24.1%         19.1%

 At end of year:
   TOTAL ASSETS. . . . . . . . . . . . .   $16,572,116    $12,946,139  $11,425,551    $9,667,715   $10,041,543
   NET INVESTMENT IN CAPITAL LEASES. . .     4,931,292      4,214,822    3,966,255     3,687,971     4,437,257
   EQUIPMENT ON OPERATING LEASES, NET. .     3,583,641      2,551,382    1,695,812     1,573,242     1,753,121
   LOANS RECEIVABLE. . . . . . . . . . .     2,381,261      1,846,947    1,473,822     1,070,619     1,037,864
   WORKING CAPITAL FINANCING RECEIVABLES     3,249,310      2,898,688    3,158,932     2,135,020     1,425,781

   SHORT-TERM DEBT . . . . . . . . . . .     8,591,781      6,566,400    6,472,627     4,355,038     4,227,724
   LONG-TERM DEBT. . . . . . . . . . . .     2,476,488      1,515,937    1,115,440     1,583,822     2,279,796
   STOCKHOLDER'S EQUITY. . . . . . . . .     1,668,949      1,435,056    1,208,574     1,121,218     1,150,729






















                                                           -4-



<PAGE  5>  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

Net earnings for 1997 were $283.9 million, yielding a return on average equity of 18.6 percent, as compared with 1996 net earnings of $271.1 million, yielding a return on average equity of 20.7 percent.

FINANCING ORIGINATED

For the year ended December 31, 1997, the Company originated capital equipment financing for end users of $6,950.1 million, a 21 percent increase from $5,750.4 million for 1996. For the year ended December 31, 1997, originations of working capital financing for dealers and remarketers of information industry products increased by 12 percent to $15,005.2 million, from $13,387.0 million for 1996.

The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States and an increase in the propensity for customers to finance their acquisitions with the Company throughout 1997, compared with 1996.

Capital equipment financings for end users comprised purchases of $3,998.1 million of information handling systems from IBM, financing for IBM software and services of $1,182.9 million, installment and lease financing for state and local government customers of $411.0 million for the account of IBM, financing originated for installment receivables of $285.9 million and other financing of $1,072.2 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements. The purchases of $3,998.1 million from IBM consisted of $2,252.9 million for capital leases and $1,745.2 million for operating leases.

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

The growth in working capital financing originations reflects volume increases in IBM's personal system client products for remarketers financed by the Company throughout 1997. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products.
Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

<PAGE 6>
REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used IBM equipment. This equipment is primarily sourced from the conclusion of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with new customers.

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the year ended December 31, 1997, the remarketing activities contributed $211.4 million to pretax earnings, an increase of 42 percent compared with $149.2 million for 1996.

At December 31, 1997, the investment in remarketed equipment on capital and operating leases totaled $285.5 million, a decrease of 6 percent from the 1996 year-end investment of $305.3 million.

FINANCIAL CONDITION

ASSETS

Total assets increased to $16.6 billion at December 31, 1997, compared with $12.9 billion at December 31, 1996. This increase is primarily the result of growth in end user and working capital financings originated during 1997. Also contributing to the increase in total assets were factored receivables acquired from IBM, which totaled $824.0 million at December 31, 1997, and the lease portfolio purchased from General Electric Capital Technology Management Services
Corporation (GECTMSC), a subsidiary of General Electric Capital Corporation (GECC).

Total financing assets serviced by the Company, at December 31, 1997, were $16.0 billion, compared with $12.7 billion at December 31, 1996. Total financing assets serviced include the remaining balance of financing receivables securitized and sold ($176.8 million in 1997, $324.2 million in 1996), capital and operating leases ($8,514.9 million in 1997, $6,766.2 million in 1996), loans receivable ($2,381.3 million in 1997, $1,846.9 million in 1996), working capital financing receivables ($3,249.3 million in 1997, $2,898.7 million in 1996), subordinated interests in trusts resulting from the securitization and sale of financing receivables ($11.4 million in 1997, $37.0 million in 1996) and other assets ($13.9 million in 1997, $44.6 million in 1996). Also included in total financing assets serviced are state and local government installment and lease financing receivables of IBM ($849.9 million in 1997, $805.9 million in 1996), which are not reflected on the Company's Statement of Financial Position and accounts receivable purchases from selected IBM subsidiaries during 1997 ($824.0 million).

The carrying amount of marketable securities, as reported in the Company's Consolidated Statement of Financial  Position,
approximates  market  value.    At  December  31,  1997, the



marketable securities consisted entirely of debt securities, and were available-for-sale.

<PAGE 7>
FINANCIAL CONDITION (Continued)

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the Company were financed with $11,068.3 million of debt at December 31, 1997. Total short-term and long-term debt increased by approximately $2,986.0 million, from $8,082.3 million at December 31, 1996. This increase was the result of increases in short-term notes of $1,826.8 million, short-term debt payable to IBM of $1,014.1 million, long-term debt of $371.3 million and long-term debt payable to IBM of $589.3 million, offset by a decrease in commercial paper outstanding of $815.5 million. Included in the increase in total debt are short-term borrowings associated with accounts receivable purchases from selected IBM subsidiaries during 1997. Included in short-term debt at December 31, 1997, was $539.0 million payable to IBM at market terms and conditions, maturing on January 5, 1998. Included in long-term debt at December 31, 1997, were $407.0 million and $182.3 million payable to IBM at market terms and conditions, maturing on August 21, 2000 and February 26, 2001, respectively. Included in short-term debt at December 31, 1996, was $125.0 million payable to IBM at market terms and conditions, which matured on November 1, 1997.

At December 31, 1997, the Company had available $878.2 million of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. On January 12, 1998, the Company's registration of an additional $5.0 billion of debt securities was filed with the SEC. Currently, the Company has available a total of $4.6 billion on the shelf registration with the SEC for the issuance of debt securities. This allows the Company rapid access to domestic financial markets. The Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on November 1, 1997, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1998. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At December 31, 1997, there was 1.4 billion in ECU available for the issuance of debt securities under this program. The Company may issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which a subsidiary of the Company has available. The subsidiary's issuance of any asset-backed securities over the next twelve months under this shelf registration is dependent on prevailing market conditions and its need for such

<PAGE 8>
FINANCIAL CONDITION  (Continued)

funding. The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement. The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had borrowings outstanding under this arrangement of $600.2 million at December 31, 1997. The Company had no borrowings outstanding under this agreement at December 31, 1996. These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financings and loan portfolios, to fund working capital requirements and to service debt.

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates increased by approximately $235.5 million to $2,524.5 million at December 31, 1997, from $2,289.0 million at December 31, 1996. The increase was primarily attributable to a $235.1 million increase in the amount payable for capital equipment purchases during 1997, compared with the same 1996 period.

Total stockholder's equity at December 31, 1997, was $1,668.9 million, up $233.9 million from year-end 1996. The increase in stockholder's equity reflects 1997 net earnings of $283.9 million, offset by the payment of $50.0 million in cash dividends to IBM during 1997.

At December 31, 1997, the Company's debt to equity ratio was 6.6:1, compared with 5.6:1 at December 31, 1996.


TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $209.6 million in 1997, compared with total cash provided before dividends of $341.0 million in 1996. Total cash provided before dividends reflects $2,410.8 million of cash used in investing and financing activities before dividends, offset by $2,620.4 million of cash provided by operating activities in 1997. For 1996, total cash provided before dividends reflects $2,235.1 million of cash used in investing and financing activities before dividends, offset by $2,576.1 million of cash provided by operating activities. Cash and cash equivalents at December 31, 1997, totaled $792.4 million, an increase of $159.6 million, compared with the balance at December 31, 1996.

<PAGE 9>
FINANCIAL CONDITION (Continued)

MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest and currency rate movements on outstanding debt and non-U.S. dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and recoverability of residual values on leased assets.

The   Company   regularly   assesses  these  risks  and  has
established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate any material losses in these areas. The Company manages this risk, in part, through the use of a variety of financial instruments including derivatives, as explained in Significant Accounting Policies in the Notes to Consolidated Financial Statements on page 21.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's debt and financial instruments.

The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, marketable securities, long-term non-lease receivables, investments, long-term and short-term debt and all derivative financial instruments. Interest rate swaps, interest rate options and foreign currency swaps constitute the Company's portfolio of derivative financial instruments.

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market values for interest and foreign currency exchange risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based upon market interest and foreign currency exchange rates in effect at December 31, 1997.

The market values that result from these computations are compared with the market values of these financial instruments at December 31, 1997. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

The results of the sensitivity analysis at December 31, 1997, are as follows:

INTEREST RATE RISK:

A 10 percent decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $34.2 million. A 10 percent increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $34.9 million.

<PAGE 10>
FINANCIAL CONDITION (Continued)

FOREIGN CURRENCY EXCHANGE RATE RISK:

A 10 percent increase or decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $18.5 million or an increase in the fair value of the
Company's   financial   instruments   by   $18.5    million,
respectively.

RESULTS OF OPERATIONS

INCOME FROM LEASES

Income from leases increased 15 percent to $600.8 million for the year ended December 31, 1997, from $524.0 million in 1996. The growth in capital equipment financings for end users under capital and operating leases during 1997 contributed to the overall increase in income from leases. This increase in income from leases was partially offset by a more competitive environment for end user financing.
Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $185.5 million in 1997, an increase of 29 percent from 1996.

On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values may not be recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary must be recognized currently. A review of the Company's $1,105.6 million residual value portfolio at December 31, 1997, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company however, did record a $34.7 million reduction to income from leases during 1997 to recognize decreases in the expected future residual value of specific leased equipment, compared with $36.4 million during 1996.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing decreased 3 percent to $257.6 million in 1997, compared with $265.3 million in 1996. This decrease was primarily due to declines in the average working capital receivables outstanding during 1997, compared with 1996. The year-to-year decline in average working capital financing receivables outstanding was due to an increase in cash collected prior to normal payment terms from the dealer.

INCOME FROM LOANS

Income  from loans increased 13 percent to $168.0 million in
1997, compared with $148.8 million in 1996.   This  increase
resulted  from  higher  asset  balances,  which in turn were primarily due to an increase in financing originated for software and services during 1996 and 1997.

<PAGE 11>
RESULTS OF OPERATIONS (Continued)

EQUIPMENT SALES

Equipment sales amounted to $442.1 million in 1997, compared with $419.3 million in 1996. Contributing to this increase in equipment sales is the growth of equipment remarketed as sales, rather than as operating leases. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new users of that equipment.

Gross profit on equipment sales in 1997 was $60.6 million, an increase of 19 percent, compared with $50.9 million in 1996. The gross profit margin in 1997 increased to 13.7 percent, compared with 12.1 percent in 1996. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the increase in gross profit margins.

INCOME FROM FACTORED IBM RECEIVABLES

Income from factored IBM receivables was $26.5  million  for
the  12  months  ended December 31, 1997.   Refer to Related
Company Transactions in the Notes to Consolidated  Financial
Statements on page 32 for additional details.

OTHER INCOME

Other income decreased 3 percent to $135.9 million in 1997, compared with $140.4 million in 1996. The decrease in other income is primarily attributable to a decline in the fees for the servicing of IBM financing receivables sold,
resulting  from  a  decrease  in   the   securitized   asset
portfolios during 1997, as compared with the same 1996 period. Partially offsetting the decrease in other income is an increase in the Company's interest income earned on cash and cash equivalents during 1997, compared with 1996.

The Company continues to service financing receivables securitized and sold in prior years, and earns a fee, which is included in other income. During 1997 and 1996, there were no securitizations or sales of financing receivables by the Company.

Also included in other income is interest income  earned  on notes,  as  well  as fees for managing IBM's state and local
government  installment  and  lease  financing   receivables
portfolio.

INTEREST EXPENSE

As a result of the growth in end user and working capital financings originated, the Company has experienced an increase in the average outstanding debt balance. This increase in the average outstanding debt balance resulted in a 24 percent growth in interest expense to $538.6 million in 1997, compared with $436.1 million in 1996. The Company's 1997 average cost of debt decreased to 5.7 percent, from 5.8 percent for 1996.

<PAGE 12>
RESULTS OF OPERATIONS (Continued)

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $228.2 million in 1997, an increase of 13 percent compared with $201.2 million in 1996. This increase is primarily due to planned growth in the Company's resources during 1996 and 1997, resulting in an increase in compensation related expenses.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses at the time financings are originated and from time to time for capital equipment as conditions warrant. The portfolio is diversified by geography, industry and individual unaffiliated customer.

The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued growth of the Company's working capital financing business in 1996 and 1997, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. At December 31, 1997, and December 31, 1996, approximately 62 percent of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1997 or 1996. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The overall provision for receivable losses decreased to $35.5 million in 1997, compared with $44.9 million in 1996. The decline in the provision for receivable losses was attributable to lower reserve requirements, based upon the Company's historical loss experience, assessment of collectibility of specific receivables and its ability to effectively manage credit risk and contain losses.

INCOME TAXES

Income taxes decreased 7 percent to $163.2 million for the year ended December 31, 1997, from $176.1 million for the same period in 1996. The decrease in the effective tax rate was primarily caused by reestimations made in the current period of tax liabilities established in prior periods.

The Company expects its effective tax rate to approximate the statutory federal (35%) and state (6.4%) income tax rates in future years.

<PAGE 13>
RETURN ON AVERAGE EQUITY

The 1997 results yielded an annualized return on average equity of 18.6 percent, compared with 20.7 percent in 1996.

ACCOUNTING CHANGES

The Company implemented new accounting standards in 1997, and 1995. None of these standards had a material effect on the financial position or results of operations of the Company.

Effective January 1, 1997, the Company implemented SFAS 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." This standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company was generally in compliance with this standard prior to adoption.

Effective January 1, 1995, the Company implemented SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These standards prescribe impairment measurements and reporting related to certain loans.

In 1995, the Company implemented SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are to be either held and used or intended for disposal. The Company was generally in compliance with this standard prior to adoption.

In 1998, the Company will implement two accounting standards issued by the Financial Accounting Standards Board (FASB) in June of 1997. SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," will have no effect on the Company's financial position or results of operations as they require only changes to or additions to current disclosures.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contributes to the growth and stability of IBM earnings.

<PAGE 14>
FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-K may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customer; the Company's associated collection and asset management efforts; the Company's determination of residual values; currency fluctuations on the associated debt and liabilities; change in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's
ability  to  manage  acquisitions  and   alliances;   legal,
political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-K and in the Company's other filings with the Securities and Exchange Commission.

YEAR 2000

What is commonly known as the "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or systems failures.

With respect to its internal systems, the Company is taking appropriate steps to remediate the Year 2000 issues and does not expect the costs of these efforts to be material. However, the Year 2000 readiness of the Company's customers and the hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The Company is also aware of the potential for claims against it and other companies for damages from products and services that were not Year 2000 ready. The Company believes that any such claims against it will be without merit. While the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition or results of operation, it is uncertain whether or to what extent the Company may be affected by such matters.

<PAGE 15>
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
<AUDIT-REPORT>

Report of Independent Accountants


To the Stockholder and Board of Directors of IBM Credit Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. on page 40 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Stamford, CT
January 20, 1998, except as to the Subsequent Event note on page
  38, which is as of February 26, 1998

























</AUDIT-REPORT>
                            -15-
































































<PAGE 16>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

at December 31:

(Dollars in thousands)

                                                  1997           1996
                                              ___________     ___________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   792,471     $   632,834
  Marketable securities. . . . . . . . . . .      127,847         159,348
  Net investment in capital leases . . . . .    4,931,292       4,214,822
  Equipment on operating leases, net . . . .    3,583,641       2,551,382
  Loans receivable . . . . . . . . . . . . .    2,381,261       1,846,947
  Working capital financing receivables. . .    3,249,310       2,898,688
  Factored IBM receivables . . . . . . . . .      824,031            -
  Investments and other assets . . . . . . .      682,263         642,118
                                              ___________     ___________
Total Assets                                  $16,572,116     $12,946,139
                                              ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . . $ 7,452,668      $ 6,441,400
  Short-term debt, IBM . . . . . . . . . . .   1,139,113          125,000
  Due to IBM and affiliates. . . . . . . . .   2,524,475        2,288,968
  Interest and other accruals. . . . . . . .     423,243          378,284
  Deferred income taxes. . . . . . . . . . .     887,180          761,494
  Long-term debt . . . . . . . . . . . . . .   1,887,235        1,515,937
  Long-term debt, IBM. . . . . . . . . . . .     589,253             -
                                              ___________      __________
     Total liabilities . . . . . . . . . . .  14,903,167       11,511,083
                                              ___________      __________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1997 and 1996. . . . . . . . .     457,411          457,411
  Retained earnings. . . . . . . . . . . . .   1,211,538          977,645
                                              ___________      __________
     Total stockholder's equity. . . . . . .   1,668,949        1,435,056
                                              ___________     ___________
Total Liabilities and Stockholder's Equity   $16,572,116      $12,946,139
                                              ===========     ============

The accompanying notes are an integral part of this statement.



                            -16-




<PAGE 17>

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

For the year ended December 31:

(Dollars in thousands)
                                              1997        1996        1995
                                           ___________ ___________ ___________
FINANCE AND OTHER INCOME:

  Income from leases:
    Capital leases . . . . . . . . . . . . $  276,956  $  301,803  $  281,072
    Operating leases (net of depreciation:
     1997 - $1,487,727, 1996 - $1,051,056
     and 1995 - $1,035,480). . . . . . . .    323,868     222,223     185,317
                                           ___________ ___________ ___________
                                              600,824     524,026     466,389

  Income from working capital financing. .    257,646     265,301     242,508
  Income from loans. . . . . . . . . . . .    167,955     148,781     117,728
  Equipment sales. . . . . . . . . . . . .    442,105     419,292     493,619
  Income from factored IBM receivables . .     26,505        -           -
  Other income . . . . . . . . . . . . . .    135,860     140,400     132,041
                                           ___________ ___________ ___________
    Total finance and other income . . . .  1,630,895   1,497,800   1,452,285
                                           ___________ ___________ ___________
COST AND EXPENSES:

  Interest . . . . . . . . . . . . . . . .    538,560     436,109     394,572
  Cost of equipment sales. . . . . . . . .    381,531     368,356     419,006
  Selling, general, and administrative . .    228,155     201,248     190,360
  Provision for receivable losses. . . . .     35,541      44,883      68,417
                                           ___________ ___________ ___________
    Total cost and expenses. . . . . . . .  1,183,787   1,050,596   1,072,355
                                           ___________ ___________ ___________
EARNINGS BEFORE INCOME TAXES . . . . . . .    447,108     447,204     379,930

Provision for income taxes . . . . . . . .    163,215     176,122     149,455
                                           ___________ ___________ ___________
NET EARNINGS . . . . . . . . . . . . . . .    283,893     271,082     230,475

Dividends . .  . . . . . . . . . . . . . .    (50,000)    (45,000)   (146,419)
Retained earnings, January 1 . . . . . . .    977,645     751,563     667,507
                                           ___________ ___________ ___________
Retained earnings, December 31 . . . . . . $1,211,538  $  977,645  $  751,563
                                           =========== =========== ===========

The accompanying notes are an integral part of this statement.







                            -17-




<PAGE 18>

IBM CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31:

(Dollars in thousands)                     1997         1996         1995
                                       ____________ ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . .$  283,893   $   271,082  $   230,475
   Adjustments to reconcile net
    earnings to cash provided by
    operating activities:
   Depreciation and amortization. . . . 1,503,375     1,058,273    1,039,812
   Provision for receivable losses. . .    35,541        44,883       68,417
   Change in deferred income taxes. . .   125,686        96,328       11,599
   Increase (decrease) in interest and
    other accruals . . . . . . . . .  .    44,959        20,973      (70,403)
   Gross profit on equipment sales. . .   (60,574)      (50,936)     (74,613)
   Other items that provided cash:
     Proceeds from equipment sales. . .   442,105       419,292      493,619
     Change in amounts due IBM and
      affiliates. . . . . . . . . . . .   235,507       682,535       70,729
     Other, net . . . . . . . . . . . .     9,924        33,699       82,586
                                       ____________ ____________ ____________
Cash provided by operating activities . 2,620,416     2,576,129    1,852,221
                                       ____________ ____________ ____________
CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . .(2,508,547)   (2,102,530)  (1,863,923)
   Collection of capital leases, net
    of income earned. . . . . . . . . . 1,756,020     1,609,881    1,336,054
   Investment in equipment on
    operating leases. . . . . . . . . .(2,295,438)   (1,800,522)  (1,067,696)
   Investment in loans receivable . . .(1,460,214)   (1,211,318)    (892,796)
   Collection of loans receivable,
    net of interest earned. . . . . . .   935,924       818,233      484,593
   (Investment in) collection of
    working capital financing
    receivables, net. . . . . . . . . .  (360,266)      246,561   (1,056,420)
   Purchase of factored IBM
    receivables . . . . . . . . . . . .(4,159,221)         -            -
   Collection of factored IBM
    receivables . . . . . . . . . . . . 3,335,190          -            -
   Purchases of marketable securities .   (21,500)      (69,418)    (255,888)
   Maturities of marketable securities.    53,001          -         165,958
   Cash payment for business acquired .      -             -         (92,478)
   Cash payment for lease portfolio
    acquired. . . . . . . . . . . . . .  (334,909)         -            -
   Other, net . . . . . . . . . . . . .  (335,675)     (219,189)    (354,420)
                                       ____________ ____________ ____________

Cash used in investing activities . . .(5,395,635)   (2,728,302)  (3,597,016)
                                       ____________ ____________ ____________

The accompanying notes are an integral part of this statement.

                            -18-



<PAGE 19>

IBM CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS                (Continued)

For the year ended December 31:

(Dollars in thousands)                     1997         1996         1995
                                       ____________ ____________ ____________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of
    long-term debt. . . . . . . . . . .  2,516,557      789,024      379,539
   Repayment of debt with original
    maturities of one year or more. . .   (238,900)    (639,855)    (665,601)
   Issuance of debt with original
    maturities within one year             707,199      343,999    1,898,357
   Cash dividends paid to IBM . . . . .    (50,000)     (45,000)    (145,000)
                                       ____________ ____________ ____________

Cash provided by financing activities .  2,934,856      448,168    1,467,295
                                       ____________ ____________ ____________

Change in cash and cash equivalents . .    159,637      295,995     (277,500)

Cash and cash equivalents, January 1. .    632,834      336,839      614,339
                                       ____________ ____________ ____________
Cash and cash equivalents, December 31.$   792,471  $   632,834  $   336,839
                                       ============ ============ ============

<F1>
Supplemental schedule of noncash investing and financing activities:

The purchase price for the acquisitions of selected assets from the leasing portfolio of General Electric Capital Technology Management Services Corporation during the second and third quarters of 1997 was financed by the Company, in part, through credits of $18.4 million that were applied against certain existing obligations to the Company.

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

During the second quarter of 1995, the Company paid IBM $1.4 million in noncash dividends, representing financing receivables transferred to IBM by the Company. There were no noncash dividends paid to IBM in 1997 or 1996. <F2> The accompanying notes are an integral part of this statement.




<PAGE 20> IBM CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and those of its subsidiaries that are more than 50 percent owned. Investments in partnerships in which the Company has typically a 20 percent ownership are accounted for using the equity method.

Cash and Cash Equivalents: Time deposits with original maturities generally of three months or less are included in cash and cash equivalents. Cash paid for interest was $523.1 million, $443.2 million and $388.3 million in 1997, 1996 and 1995, respectively.

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

Income Taxes: Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes on a separate company basis. In accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

<PAGE 21>
SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Financial Instruments: The Company uses agreements related to currencies and interest rates to lower costs of funding its business, to diversify sources of funding, or to manage interest rate and currency exposures arising from mismatches between assets and liabilities. The Company enters into such financial instruments solely for hedging purposes. The Company does not enter into such financial instrument transactions for trading or for other speculative purposes. Debt obligations denominated in foreign currencies and subject to foreign currency swap agreements are included in the Consolidated Statement of Financial Position at the contractual rate of exchange in the respective foreign currency swap agreement. Gains and losses on forward contracts and purchased options, designated as hedges, are deferred and included in the settlement of the related transaction. The Company routinely evaluates existing and potential counterparty credit exposures associated with such financial instrument transactions to ensure that these exposures remain within credit guidelines.

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

<PAGE 22>
RELATIONSHIP WITH IBM:

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

The Company also has an indemnification agreement with IBM. IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $2.2 million, $10.5 million and $9.3 million of such losses have been reimbursed by IBM in 1997, 1996 and 1995, respectively.

The Company received compensation for services and benefits provided to IBM. Included in income from working capital financing is fee income earned from IBM Personal Systems Group of $73.1 million, $63.1 million and $51.1 million in 1997, 1996 and 1995, respectively. Also included in income from working capital financing is fee income from other IBM divisions of $27.3 million, $15.3 million and $7.1 million in 1997, 1996 and 1995, respectively. Included in other income are fees received for the management of IBM's portfolio of state and local government installment receivables of $51.8 million, $51.0 million and $46.8 million in 1997, 1996 and 1995, respectively.

The Company has a liquidity agreement with IBM International
Finance, N.V. (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of

<PAGE 23>
RELATIONSHIP WITH IBM (Continued):

the Company's total assets. To support this agreement, the Company has entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these agreements at December 31, 1997 and 1996.

The Company, together with IBM and IIF, has the option to issue and sell debt securities in an aggregate nominal amount of up to 3.0 billion in European Currency Units, or its equivalent in any other currency. This option is part of a $5.0 billion Board of Directors' authorization the Company has to issue and sell debt securities in domestic and foreign financial markets through December 31, 1998. As previously mentioned, at December 31, 1997, there was 1.4 billion in ECU available for the issuance of debt securities under this program. The Company's intention to issue any debt securities over the next twelve months under this program is dependent on prevailing market conditions and the Company's need for such funding.

From time to time, the Company will either borrow funds from or lend funds to IBM and its affiliates, at prevailing interest rates. During the fourth quarter of 1994, the Company and IBM signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The purpose of these agreements is to finance the borrower's assets, for working capital or for other general corporate purposes. At December 31, 1997, the Company had borrowings outstanding under these agreements of $600.2 million, payable to IBM. These borrowings were repaid on January 5, 1998. At December 31, 1996, the Company had no borrowings outstanding under these agreements.

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

MARKETABLE SECURITIES:

The following is a summary of marketable securities at December 31, 1997 and December 31, 1996 which were available-for-sale. The marketable securities consisted entirely of debt securities. Contractual maturities of marketable debt securities at December 31, 1997 and December 31, 1996, are between one and five years. It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties.

(Dollars in thousands)                      1997       1996



                                          ________   _________
Corporate . . . . . . . . . . . . . . . . $ 95,023   $125,138
U.S. federal agency . . . . . . . . . . .   32,824     34,210
                                          _________  _________
Total, which approximates market value. . $127,847   $159,348
                                          =========  =========

<PAGE 24>

NET INVESTMENT IN CAPITAL LEASES:

The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. The components of the net investment in direct financing leases at December 31, 1997 and 1996, are as follows:


(Dollars in thousands)                          1997         1996
                                             ___________  ___________
Gross lease payments receivable . . . . .    $4,922,989   $4,299,250
Estimated unguaranteed residual values. .       327,239      260,004
Deferred initial direct costs . . . . . .        36,325       30,087
Unearned income . . . . . . . . . . . . .      (502,564)    (528,830)
Allowance for receivable losses . . . . .       (52,373)     (44,131)
                                             ___________  ___________
                                             $4,731,616   $4,016,380
                                             ===========  ===========

The  scheduled  maturities   of   minimum   lease   payments
outstanding at December 31, 1997, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 46%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 34
25 to 36 months . . . . . . . . . . . . . . . . . . . . 15
37 to 48 months . . . . . . . . . . . . . . . . . . . .  4
After 48 months . . . . . . . . . . . . . . . . . . . .  1
                                                       ____
                                                       100%
                                                       ====

Included in the net investment in capital leases  are  $29.8 million and $55.6 million of seller interest at December 31, 1997 and 1996, respectively, relating to the securitization of such leases.

<PAGE 25>
NET INVESTMENT IN CAPITAL LEASES (Continued):

Leveraged lease investments include coal-fired electric generating facilities, commercial aircraft and other non-IBM manufactured equipment. Leveraged leases have remaining terms ranging from five to twenty-one years. The components of the net investment in leveraged leases at December 31, 1997 and 1996, are as follows:

(Dollars in thousands)                          1997         1996
                                             __________   __________
Net rents receivable. . . . . . . . . .      $ 254,059    $ 258,022
Estimated unguaranteed residual values.         39,752       39,752
Unearned and deferred income. . . . . .        (90,773)     (93,296)
Allowance for receivable losses . . . .         (3,362)      (6,036)
                                             __________   __________
Investment in leveraged leases. . . . .        199,676      198,442
Less:  Deferred income taxes. . . . . .       (188,074)    (196,460)
                                             __________   __________
Net investment in leveraged leases. . .      $  11,602    $   1,982
                                             ==========   ==========

Refer to the note  on  page  28,  Allowance  for  Receivable
Losses, for a reconciliation of the direct financing leases and leveraged leases allowances for receivable losses.


EQUIPMENT ON OPERATING LEASES:

Operating leases consist principally of IBM information handling equipment with terms generally from two to four years. The components of equipment on operating lease at December 31, 1997 and 1996, are as follows:


(Dollars in thousands)                         1997          1996
                                           ____________  ____________
Cost. . . . . . . . . . . . . . . . . . .  $ 6,640,874   $ 4,839,547
Accumulated depreciation. . . . . . . . .   (3,057,233)   (2,288,165)
                                           ____________  ____________
                                           $ 3,583,641   $ 2,551,382
                                           ============  ============

Minimum future rentals were approximately $3,201.1 million at December 31, 1997. The scheduled maturities of the minimum future rentals at December 31, 1997, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 50%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 34
25 to 36 months . . . . . . . . . . . . . . . . . . . . 13
37 to 48 months . . . . . . . . . . . . . . . . . . . .  2
After 48 months . . . . . . . . . . . . . . . . . . . .  1
                                                       ____
                                                       100%
                                                       ====

<PAGE 26>
LOANS RECEIVABLE:

Loans receivable include installment receivables that are principally financings of customer purchases of IBM information handling products. Also included are other financings, comprising primarily IBM software and services. The components of loans receivable at December 31, 1997 and 1996, are as follows:


(Dollars in thousands)                      1997         1996
                                        ___________  ___________
Gross loans receivable . . . . . . .    $2,736,356   $2,166,019
Deferred initial direct costs. . . .        17,890       13,168
Unearned income. . . . . . . . . . .      (301,756)    (268,876)
Allowance for receivable losses. . .       (71,229)     (63,364)
                                        ___________  ___________
                                        $2,381,261   $1,846,947
                                        ===========  ===========


The scheduled maturities of loans receivable outstanding at December 31, 1997, expressed as a percentage of the total, are due approximately as follows:


Within 12 months . . . . . . . . . . . . . . . . . . . 44%
13 to 24 months. . . . . . . . . . . . . . . . . . . . 31
25 to 36 months. . . . . . . . . . . . . . . . . . . . 15
37 to 48 months. . . . . . . . . . . . . . . . . . . .  8
After 48 months. . . . . . . . . . . . . . . . . . . .  2
                                                      ____
                                                      100%
                                                      ====


Included in loans receivable are $17.9 million and $40.0 million at December 31, 1997 and 1996, respectively, that are due from the Company's term lease partnerships. Such loans are secured by the general pool of leases in the partnerships. Also included in loans receivable are $6.2 million and $16.1 million of seller interest at December 31, 1997, and 1996, respectively, relating to the securitization of such loans.

Refer  to  the  note  on  page  28, Allowance for Receivable
Losses,  for  a  reconciliation  of  the  loans   receivable
allowance for receivable losses.

<PAGE 27>
WORKING CAPITAL FINANCING RECEIVABLES:

Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products and services. Inventory financing includes the financing of the purchase by these dealers and remarketers of information handling products. As previously discussed in the note on pages 22 and 23, Relationship with IBM, the Company is reimbursed by IBM for certain losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $2.2 million, $10.5 million and $9.3 million of such losses have been reimbursed by IBM in 1997, 1996 and 1995, respectively. With the growth of the Company's working capital financing business in 1997 and 1996, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. However, the Company has a secured position on most of its inventory and accounts receivable financing, which mitigates the amount of potential loss. The Company does not believe that there is a risk of loss that would have a material impact on its financial position or results of operations, and it provides for unsecured exposures based upon historical experience.

Payment terms for inventory-secured financing generally range from 30 days to 45 days. Accounts receivable financing includes the financing of trade accounts receivable for these dealers and remarketers. Payment terms for accounts receivable secured financing typically range from 30 days to 90 days. The components of working capital financing receivables at December 31, 1997, and 1996, are as follows:


(Dollars in thousands)
                                           1997         1996
                                        ___________  ___________
Working capital financing receivables   $3,289,860   $2,955,411
Allowance for receivable losses . . .      (40,550)     (56,723)
                                        ___________  ___________
                                        $3,249,310   $2,898,688
                                        ===========  ===========


Included in working capital financing receivables are $742.9 million and $608.7 million of seller interest at December 31, 1997, and 1996, respectively, relating to the securitization of such receivables. Additionally, the Company has $2,069.1 million of approved but unused working capital financing credit lines available to customers at December 31, 1997.

Refer to the note  on  page  28,  Allowance  for  Receivable
Losses,   for   a  reconciliation  of  the  working  capital
financing receivables allowance for receivable losses.

<PAGE 28>
ALLOWANCE FOR RECEIVABLE LOSSES:

The  following  is  a  reconciliation  of  the allowance for
receivable  losses,  by  portfolio,  for  the  years   ended
December 31, 1997, 1996 and 1995:

(Dollars in thousands)           Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1997            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $170,254  $ 44,131    $ 6,036   $ 63,364  $ 56,723
Provision for
 receivable losses. .   35,541    22,271     (2,674)    11,800     4,144
Accounts written off
 (net of recoveries).  (46,328)  (15,321)       -       (5,453)  (25,554)
Transfers from
 allowance for losses
 on receivables sold
 and other, net . . .    8,047     1,292        -        1,518     5,237
                      _________ _________ __________ __________ _________
End of year . . . . . $167,514  $ 52,373    $ 3,362    $71,229   $40,550
                      ========= ========= ========== ========== =========

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
                      ========= ========= ========== ========== =========

<PAGE 29>
ALLOWANCE FOR RECEIVABLE LOSSES  (Continued):

The reconciliation of the allowance for receivable losses, by portfolio, presented on page 28, excludes the allowance for estimated credit losses on receivables sold, which was $1.7 million and $5.1 million at December 31, 1997 and 1996, respectively. Provisions for expected losses, as they relate to receivables sold, are provided during the periods in which the receivables were originated. No material provisions were made for the years ended December 31, 1997 and December 31, 1996.

Also excluded from the reconciliation of the allowance for receivable losses, by portfolio, presented on page 28, is the allowance for estimated credit losses on factored IBM receivables, which was $31.3 million at December 31, 1997. IBM factored receivables written off, net of recoveries, during 1997 were $2.8 million. There were no factored IBM receivables at December 31, 1996. Provisions for expected losses, as they relate to factored IBM receivables, are provide during the periods in which the receivables are purchased.

At December 31, 1997, 1996 and 1995, the allowance for receivable losses approximated 1.3 percent, 1.5 percent and
1.6 percent, respectively, of the Company's portfolio of leases, loans, factored IBM receivables and working capital financing receivables. The decline in this ratio from 1996 to 1997 was due to lower reserve requirements, based upon the Company's historical experience and its ability to effectively manage credit risk and contain losses.

INVESTMENTS AND OTHER ASSETS:

The components of investments and other assets  at  December
31, 1997, and 1996, are as follows:

(Dollars in thousands)
                                                   1997        1996
                                                 ________    ________
Receivables from customers  . . . . . . . . .    $303,077    $259,588
Investments in partnerships and other . . . .     170,994     142,742
Receivables from affiliates . . . . . . . . .      79,121      99,214
Due and deferred from receivable sales. . . .      35,928      63,046
Remarketing inventory . . . . . . . . . . . .      58,383      35,986
Other assets  . . . . . . . . . . . . . . . .      34,760      41,542
                                                 ________    ________
                                                 $682,263    $642,118
                                                 ========    ========

Due and deferred from receivable sales are net of the allowance for estimated credit losses on receivables sold and include subordinated interests in trusts, cash deposits held by trustee, receivables from investors and interest in excess servicing cash flows. Due and deferred from receivable sales are restricted assets subject to limited recourse provisions. There were no sales in 1997 and 1996 of financing receivables to investors. The Company acts as servicer for receivables securitized and sold, and is contingently liable for up to $197.8 million in the event of nonperformance, default or other loss relating to the outstanding pool balance at December 31, 1997, of IBM state and local government installment receivables securitized and sold. Adequate reserves exist to cover

<PAGE 30>
INVESTMENTS AND OTHER ASSETS (Continued):

potential losses. Included in other assets at December 31, 1997, and 1996, are $14.4 million and $10.0 million, respectively, on deposit in restricted accounts, held as security deposits received from customers. Also included in other assets at December 31, 1997 and 1996, respectively, are $4.1 million on deposit in restricted accounts for purposes of credit enhancement. The Company, as servicer, deposited the cash in connection with certain tax-exempt grantor trusts comprised of pools of IBM state and local government installment receivables. The trustee of each grantor trust is entitled to draw upon the amounts in the restricted accounts, in the event of nonperformance, default or other loss relating to such installment receivables.

SHORT-TERM DEBT:

The components of short-term debt at December 31, 1997, and 1996, are as follows:



(Dollars in thousands)                              1997        1996
                                                 __________  __________
Commercial paper, with rates averaging
5.8% in 1997 and 5.5% in 1996. . . . .  . . . .  $3,902,029  $4,717,531
Other short-term debt, with rates averaging
5.7% in 1997 and 5.5% in 1996. . . . . . .  . .   2,134,245   1,509,994
Current maturities of long-term debt. . . . . .   1,416,394     213,875
                                                 __________  __________
                                                  7,452,668   6,441,400
IBM short-term borrowings . . . . . . . . . . .   1,139,113     125,000
                                                 __________  __________
                                                 $8,591,781  $6,566,400
                                                 ==========  ==========



The approximate weighted average effective interest rates above, are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1997 and 1996. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on commercial paper outstanding at December 31, 1997, and 1996, were 6.2% and 5.6%, respectively. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on other short-term debt outstanding at December 31, 1997, and 1996, were 5.7% and 5.8%, respectively. Other short-term debt primarily includes notes having maturities between nine and twelve months offered through the Company's medium-term note program.

<PAGE 31>
LONG-TERM DEBT:

The components of long-term debt at December 31, 1997, and 1996, are as follows:


(Dollars in thousands)                             1997        1996
                                                ___________ ___________
Medium-term notes with original maturities
 ranging from 1998 to 2008, with rates
 averaging 6.0% in 1997 and 5.9% in 1996. . .   $3,302,600  $1,731,344
IBM loan payable, due 2001. . . . . . . . . .      589,253       -
                                                ___________ ___________
                                                 3,891,853   1,731,344
Net unamortized premiums/(discounts). . . . .        1,029      (1,532)
                                                ___________ ___________
                                                 3,892,882   1,729,812
Less:  Current maturities . . . . . . . . . .    1,416,394     213,875
                                                ___________ ___________
                                                $2,476,488  $1,515,937
                                                =========== ===========


The approximate weighted average effective interest rates above are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1997, and 1996. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on medium-term notes outstanding at December 31, 1997, and 1996, were 6.0% and 5.9%, respectively. Discounts and premiums have the effect of modifying the stated rate of interest on long-term debt offerings.

Annual maturity of long-term debt at December 31, 1997, is as follows:

(Dollars in thousands)

1998 . . . . . . . . . . . . . . . . . . . $1,416,394
1999 . . . . . . . . . . . . . . . . . . .  1,216,206
2000 . . . . . . . . . . . . . . . . . . .    191,000
2001 . . . . . . . . . . . . . . . . . . .    185,000
2002 . . . . . . . . . . . . . . . . . . .     50,000
2003 and thereafter  . . . . . . . . . . .    244,000
                                           __________
                                           $3,302,600
                                           ==========


RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange
Commission requirements was 1.83, 2.02 and 1.96 for the years ended December 31, 1997, 1996 and 1995, respectively.

<PAGE 32>
RELATED COMPANY TRANSACTIONS:

IBM  charged  the  Company  $84.4 million, $64.8 million and
$62.6  million  in  1997,  1996  and   1995,   respectively,
representing costs for lease services, employee benefit plans, facilities rental and staff support.


Amounts due to IBM and affiliates include current income taxes payable, as well as amounts for software, services, purchases of receivables and purchases of equipment for term leases. At December 31, 1997, and 1996, amounts due to IBM and affiliates were $2,524.5 million and $2,289.0 million, respectively.

Interest and finance income of $6.7 million, $1.9 million and $6.9 million was earned from loans to IBM and affiliates in 1997, 1996 and 1995, respectively. Interest expense of $29.3 million, $10.6 million and $10.2 million was incurred on loans from IBM and affiliates during 1997, 1996 and 1995, respectively.

The  Company  also  provides  equipment  financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $1,054.4 million and $682.0 million of such financings during 1997 and 1996, respectively. At December 31, 1997, and 1996, approximately $1,255.0 million and $828.0 million, respectively, of such financings were included in the lease and loan portfolio. Of these amounts, $1,136.1 million and $723.4 million were included in the Company's operating lease portfolio at December 31, 1997, and 1996, respectively. The finance income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was $151.3 million, $107.6 million and $91.9 million in 1997, 1996 and 1995, respectively.

In June 1997, IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co., Ltd (ICEFC), subsidiaries of the Company, entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC will periodically purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables.

During 1997, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $4,222.2 million for approximately $4,159.2 million. The receivables acquired are short-term in nature and are denominated in non-U.S. currencies. The purchase was financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

<PAGE 33>
RELATED COMPANY TRANSACTIONS (Continued):

An intercompany tax allocation agreement (the Agreement) exists between the Company and its parent company, IBM. The Agreement aligns the settlement of federal and state tax benefits and/or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return and files separate state tax returns in selected states. Included in amounts due to IBM and affiliates at December 31, 1997, and 1996, are $27.1 million and $5.5 million, respectively, of current income taxes payable determined in accordance with the Agreement. Cash paid for income taxes to IBM and to states that require separate tax returns in 1997, 1996 and 1995 was $18.4 million, $113.3 million and
$339.2 million, respectively.


PROVISION FOR INCOME TAXES:

The components of the provision for income taxes are as follows:

(Dollars in thousands)
                                   1997         1996         1995
                                 _________   __________   __________
Federal:
   Current . . . . . . . . . .   $  32,401   $  60,741    $ 114,262
   Deferred. . . . . . . . . .     100,332      83,637        9,306
                                 _________   __________   __________
                                   132,733     144,378      123,568
                                 _________   __________   __________
State and local:
   Current . . . . . . . . . .       8,575      19,216       23,405
   Deferred. . . . . . . . . .      21,907      12,528        2,482
                                 _________   __________   __________
                                    30,482      31,744       25,887
                                 _________   __________   __________
   Total provision . . . . . .   $ 163,215   $ 176,122    $ 149,455
                                ==========   ==========   ==========

Changes in the deferred tax assets and liabilities resulting
from   temporary   differences  between  financial  and  tax
reporting are as follows:


(Dollars in thousands)                              1997         1996
                                                 __________   __________
  Deferred tax assets (liabilities):

     Provision for receivable losses. . . . . .  $   75,477   $  90,909
     Lease income and depreciation. . . . . . .  (1,014,615)   (901,514)
     Other, net . . . . . . . . . . . . . . . .      51,958      49,111
                                                 __________   __________
  Deferred income taxes . . . . . . . . . . . .  $ (887,180)  $(761,494)
                                                 ==========   ==========

<PAGE 34>
PROVISION FOR INCOME TAXES (Continued):

The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:



                                         1997       1996     1995
                                        ______     ______   ______
Federal statutory rate. . . . . . . .    35.0%      35.0%    35.0%
State and local taxes, net of
 federal tax benefit  . . . . . . . .     4.4        4.4      4.4
Adjustments to prior years' tax
 liabilities  . . . . . . . . . . . .    (2.9)        -        -
Other, net. . . . . . . . . . . . . .      -          -      (0.1)
                                        ______     ______   ______
Effective income tax rate . . . . . .    36.5%      39.4%    39.3%
                                        ======     ======   ======



FINANCIAL INSTRUMENTS:

The Company has used derivative instruments as an element of its risk management strategy for many years. Although derivatives entail risk of non-performance by counterparties, the Company manages this risk by establishing explicit dollar and term limitations that correspond to the credit rating of each carefully selected counterparty. The Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its results of operations or financial position in the future.

The majority of the Company's derivative transactions relate to the matching of liabilities to assets. The Company issues debt, using the most efficient capital markets and products, which may result in a currency or interest rate mismatch with the underlying asset. Interest rate swaps or currency swaps are then used to match the interest rates and currencies of its debt to the related asset. Interest and currency rate differentials accruing under interest rate and currency swap contracts are recognized over the life of the contracts in interest expense. When the terms of the underlying instrument are modified, or if it ceases to exist, all changes to fair value of the swap contract are recognized in income each period until it matures.

The tables on page 35 summarize the notional value, maturity dates, weighted average receive and pay rates and net unrealized gain (loss) of derivative financial instruments by category at December 31, 1997, and 1996. The notional value at December 31 provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk.

<PAGE 35>
FINANCIAL INSTRUMENTS  (Continued):

(Dollars in thousands)

At December 31, 1997:

                      Notional                Weighted Average Rate
     Type              Amount     Maturities   Receive       Pay
____________________  __________  __________  _____________________
Swap to Fixed         $2,675,750  1998-2002     5.68%       6.22%
Swap to Floating       2,605,800  1999-2007     6.73%       5.70%
Currency Related         435,297  1998-1999      n/a *       n/a *
Int. Rate Cap/Floor      615,000  1998-1999      n/a *       n/a *
                      __________
                      $6,331,847
                      ==========

At December 31, 1997  (Continued):

                      Notional  Unrealized  Unrealized  Net Unrealized
     Type             Amount    Gross Gain Gross (Loss)  Gain (Loss)
____________________ __________ __________ ____________ ______________
Swap to Fixed        $2,675,750   $ 1,027    $(16,557)    $(15,530)
Swap to Floating      2,605,800    22,500        (483)      22,017
Currency Related        435,297     2,213     (39,024)     (36,811)
Int. Rate Cap/Floor     615,000      -           -            -
                     __________ __________ ____________ ______________
                     $6,331,847   $25,740    $(56,064)    $(30,324)
                     ========== ========== ============ ==============

At December 31, 1996:

                      Notional                Weighted Average Rate
     Type              Amount     Maturities   Receive       Pay
____________________  __________  __________  _____________________
Swap to Fixed         $2,400,000  1997-2001     5.77%       6.27%
Swap to Floating       1,670,800  1997-2001     5.86%       5.58%
Currency Related         245,445  1998-1999      n/a *       n/a *
Int. Rate Cap            500,000  1997-1999      n/a *       n/a *
                      __________
                      $4,816,245
                      ==========

At December 31, 1996 (Continued):

                      Notional  Unrealized  Unrealized  Net Unrealized
     Type             Amount    Gross Gain Gross (Loss)  Gain (Loss)
____________________ __________ __________ ____________ ______________
Swap to Fixed        $2,400,000   $ 1,848    $(17,876)    $(16,028)
Swap to Floating      1,670,800     4,838      (4,413)         425
Currency Related        245,445       961     (19,569)     (18,608)
Int. Rate Cap           500,000       675        -             675
                     __________ __________ ____________ ______________
                     $4,816,245   $ 8,322    $(41,858)    $(33,536)
                     ========== ========== ============ ==============

* n/a:  not applicable

<PAGE 36>
FINANCIAL INSTRUMENTS  (Continued):

At December 31, 1997, approximately 57 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 27 percent fixed rate debt and 73 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 41 percent fixed rate debt and 59 percent floating rate debt. At December 31, 1996, about 61 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 36 percent fixed rate debt and 64 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 45 percent fixed rate debt and 55 percent floating rate debt.

The approximate weighted average effective interest rates for the commercial paper, other short-term debt, medium-term notes and other long-term debt, as disclosed in the notes on pages 30 and 31, Short-Term Debt and Long-Term Debt, include the effects of interest rate swap agreements.

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

Marketable securities:   The  carrying  amount  approximates
fair value, which is estimated using quoted market prices.

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

Short and long-term debt and current maturities of long-term debt: The fair value of these instruments is estimated by discounting the future cash flows using the current rates offered to the Company for debt with the same maturities.

Interest rate related and currency related agreements: The fair value of these instruments has been estimated as the amount the Company would receive or pay to terminate the agreements, taking into consideration current interest and currency exchange rates.

<PAGE 37>
FINANCIAL INSTRUMENTS (Continued):

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

The following table summarizes the carrying amount and the estimated fair value of all of the Company's financial instruments:

(Dollars in thousands)
                                             Carrying          Estimated
At December 31, 1997:                        Amount            Fair Value
                                            __________        ___________

 Cash and cash equivalents                  $  792,471        $  792,471
 Marketable securities                         127,847           127,847
 Loans receivable                            2,381,261         2,462,666
 Working capital financing receivables       3,249,310         3,249,310
 Short-term debt (excluding current
   maturities of long-term debt)             7,175,387         7,109,671
 Long-term debt and current
   maturities of long-term debt              3,892,882         3,962,879
 Off-balance-sheet derivatives:
     Currency related --
        Assets                                    -                2,370
        Liabilities                               -               41,274
     Interest rate related --
        Assets                                    -               14,385
        Liabilities                               -               22,267
 Commitments to extend credit                     -            2,069,076
 Financial guarantees                             -                8,888

                                             Carrying          Estimated
At December 31, 1996:                        Amount            Fair Value
                                            __________        ___________

 Cash and cash equivalents                  $  632,834        $  632,834
 Marketable securities                         159,348           159,348
 Loans receivable                            1,846,947         1,899,413
 Working capital financing receivables       2,898,688         2,898,688
 Short-term debt (excluding current
   maturities of long-term debt)             6,352,525         6,573,150
 Long-term debt and current
   maturities of long-term debt              1,729,812         1,373,218
Off-balance-sheet derivatives:
     Currency related --
        Assets                                    -                  961
        Liabilities                               -               19,569
     Interest rate related --
        Assets                                    -                7,361
        Liabilities                               -               22,289
 Commitments to extend credit                     -            2,051,496
 Financial guarantees                             -               12,884

<PAGE 38>
TRANSACTIONS WITH GENERAL ELECTRIC CAPITAL CORPORATION:

During the second and third quarters of 1997, the Company entered into agreements to purchase selected assets from the leasing portfolio of General Electric Capital Technology Management Services Corporation (GECTMSC), a subsidiary of General Electric Capital Corporation (GECC). The purchase price of approximately $353.3 million was primarily financed by the Company through short-term and long-term borrowings. The acquired capital and operating lease and loan portfolio consists of both IBM and non-IBM products.

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

SUBSEQUENT EVENT:

On February 26, 1998, the Company's Board of Directors declared a $25.0 million dividend, payable to IBM on March
19, 1998.

<PAGE 39>
SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited)

(Dollars in thousands)


                   Finance                        Gross Profit
                  and Other  Interest  Equipment  on Equipment    Net
                   Income    Expense     Sales        Sales     Earnings
                 ___________ ________  _________  ____________  ________
1997
____

First Quarter . .$  365,891* $112,966  $ 86,655     $11,305     $ 79,183
Second Quarter. .   363,110   126,824    85,459      12,566       68,583
Third Quarter . .   421,590   143,749   128,961      18,343       62,439
Fourth Quarter. .   480,304   155,021   141,030      18,360       73,688
                 ___________ ________  _________    _______     ________
                 $1,630,895  $538,560  $442,105     $60,574     $283,893
                 =========== ========  =========    =======     ========
1996
____

First Quarter . .$  374,179* $106,280  $106,488     $18,689     $ 73,928
Second Quarter. .   368,114   106,931   101,432      17,626       74,075
Third Quarter . .   359,648   110,362    76,367       7,670       71,610
Fourth Quarter. .   395,859   112,536   135,005       6,951       51,469
                 ___________ ________  ________     _______     ________
                 $1,497,800  $436,109  $419,292     $50,936     $271,082
                 =========== ========  ========     =======     ========

* During the first quarter of 1997 and 1996, the Company recognized a pretax gain of $10.7 million and $9.3 million, respectively, upon the sale of certain restricted securities.

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

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K:

     (a) The following documents are filed as part of this report:

      1.   Consolidated Financial Statements
           included in Part II of this report:

             Report of Independent Accountants (page 15).

             Consolidated Statement of Financial Position at
December
             31, 1997 and 1996 (page 16).

             Consolidated Statement of Earnings and Retained
Earnings
             for the year ended December 31, 1997, 1996  and
1995
             (page 17).

             Consolidated Statement of Cash Flows for the year ended
             December 31, 1997, 1996 and 1995 (pages 18  and
19).

             Notes   to  Consolidated  Financial  Statements
(pages 20
             through 38).

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

             The By-Laws of IBM Credit Corporation are filed pursuant
             to the annual report of Form 10-K for the fiscal year
             ended December 31, 1996, on March 25, 1997, and are
             hereby incorporated by reference.

             The  Support  Agreement  dated  as of April 15,
1981, between
             the Company and IBM is filed with Form SE dated
March 26,
             1987, and is hereby incorporated by reference.

             Power of Attorney of Jeffrey D. Serkes

    (b)  Reports on Form 8-K:
             A Form 8-K dated October 21, 1997, was filed with respect
             to the Company's financial results for the period ended
             September 30, 1997.

<PAGE 42>
[SIGNATURE]
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             IBM CREDIT CORPORATION
                                  (Registrant)

                             By:  /s/W. Wilson Lowery, Jr.
                                  ________________________
                                  (W. Wilson Lowery, Jr.)
                                         Chairman
Date:  March 27, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 1998.

Signature                      Title
_________                      _____

_/s/W. Wilson Lowery, Jr.__
___________________________
(W. Wilson Lowery, Jr.)        Chairman and Director

_/s/Kimberly A. Kispert____
___________________________
(Kimberly A. Kispert)          Vice President, Finance,
                               and Chief Financial Officer and Director
_/s/Michael J. Twomey______
___________________________
(Michael J. Twomey)            Controller and Treasurer

                                                |
                                                |
                                                |    /s/Kimberly A. Kispert
Jeffrey D. Serkes              Director         |By: ________________________
                                                |    (Kimberly A. Kispert)
                                                |       Attorney-in-fact
                                                |

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

       (2)         Plan of acquisition, reorganization,          Not
                   liquidation or succession.                    applicable

       (3)         Certificate of Incorporation and By-Laws

                   The Certificate of Incorporation of IBM
                   Credit Corporation is filed pursuant to
                   Form 10Q for the quarterly period ended
                   June 30, 1993, on August 10, 1993, and is hereby incorporated by reference.

                   The By-Laws of IBM Credit Corporation are filed pursuant to the annual report on Form 10-K for the fiscal year ended December 31, 1996, on March 25, 1997, and are hereby incorporated by reference.

       (4)(a)      Instruments defining the rights of
                   security holders.

                   An agreement to furnish to the Securities     I
                   and Exchange Commission, on request, a
                   copy of instruments defining the rights
                   of debt holders.

       (4)(b)      Indenture dated as of January 15, 1989,
                   filed electronically as Exhibit No. 4 to Amendment No. 1 to Form S-3 on April 3,
                   1989, is hereby incorporated by
                   reference.

       (9)         Voting trust agreement.                       Not
                                                                 applicable
      (10)         Material contracts.

                   The Support Agreement dated April 15,
                   1981, between the Company and IBM is
                   filed with Form SE dated March 26, 1987, and is hereby incorporated by reference.

      (11)         Statement regarding computation of per        Not
                   share earnings.                               applicable

      (12)         Statement regarding computation of ratios.    II

      (16)         Letter on change in certifying accountant.    Not
                                                                 applicable

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

      (18)         Letter regarding change in accounting         Not
                   principles.                                   Applicable

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

      (27)         Financial data schedule.                      IV

      (28)         Information from reports furnished to         Not
                   state insurance regulatory authorities.       applicable

      (99)         Additional exhibits.                          Not
                                                                 applicable