Form 10-Q
period 1998-03-31
IBM CREDIT CORP
filed 1998-05-14
CIK 353524

<PAGE 1>


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended March 31, 1998

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

As of April 30, 1998, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at April 30, 1998: NONE.

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


   Item 1.   Financial Statements:

      Consolidated Statement of Financial Position
      at March 31, 1998 and December 31, 1997 . . . . . . . . . . . .1



      Consolidated Statement of Earnings for the three
      months ended March 31, 1998 and 1997. . . . . . . . . . . . . .2



      Consolidated Statement of Cash Flows for the three
      months ended March 31, 1998 and 1997. . . . . . . . . . . . . .3



      Notes to Consolidated Financial Statements. . . . . . . . . . .5



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . .7



Part II - Other Information . . . . . . . . . . . . . . . . . . . . .15




















<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                                March 31,    December 31,
                                                  1998          1997
                                              _____________  ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   633,756    $   792,471
  Marketable securities. . . . . . . . . . .      103,585        127,847
  Net investment in capital leases . . . . .    4,873,929      4,931,292
  Equipment on operating leases, net . . . .    3,527,624      3,583,641
  Working capital financing receivables. . .    2,657,653      3,249,310
  Loans receivable . . . . . . . . . . . . .    2,368,274      2,381,261
  Factored IBM receivables . . . . . . . . .      774,180        824,031
  Investments and other assets . . . . . . .      713,965        682,263
                                              ___________    ___________
Total Assets                                  $15,652,966    $16,572,116
                                              ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:


  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 7,076,030    $ 7,452,668
  Short-term debt, IBM . . . . . . . . . . .      838,440      1,139,113
  Due to IBM and affiliates. . . . . . . . .    1,626,140      2,524,475
  Interest and other accruals. . . . . . . .      352,880        423,243
  Deferred income taxes. . . . . . . . . . .      917,608        887,180
  Long-term debt . . . . . . . . . . . . . .    2,435,171      1,887,235
  Long-term debt, IBM. . . . . . . . . . . .      687,058        589,253
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   13,933,327     14,903,167
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1998 and 1997  . . . . . . . .      457,411        457,411
  Retained earnings. . . . . . . . . . . . .    1,262,228      1,211,538
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,719,639      1,668,949
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $15,652,966    $16,572,116
                                              ===========    ===========

The accompanying notes are an integral part of this statement.

                            -1-






<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

            FOR THE THREE MONTHS ENDED MARCH 31:

(Dollars in thousands)
                                                    1998      1997
                                                  ________  ________
FINANCE AND OTHER INCOME:

  Income from leases:
     Capital leases . . . . . . . .              $ 82,383  $ 77,335
     Operating leases, net of
      depreciation. . . . . . . . .                84,454    62,479
                                                  ________  ________

                                                  166,837   139,814

  Income from working capital
   financing. . . . . . . . . . . .                66,180    57,724
  Income from loans . . . . . . . .                49,816    39,763
  Equipment sales . . . . . . . . .               109,829    86,655
  Income from factored IBM
   receivables. . . . . . . . . . .                15,338      -
  Other income. . . . . . . . . . .                24,371    41,935
                                                  ________  ________
     Total finance and other
      income. . . . . . . . . . . .               432,371   365,891
                                                  ________  ________

COST AND EXPENSES:

  Interest. . . . . . . . . . . . .               156,161   112,966
  Cost of equipment sales . . . . .                94,534    75,350
  Selling, general, and
   administrative . . . . . . . . .                49,657    51,952
  Provision for receivable losses .                 7,119    (5,057)
                                                  ________  ________

     Total cost and expenses. . . .               307,471   235,211
                                                  ________  ________

EARNINGS BEFORE INCOME TAXES:                     124,900   130,680

Provision for income taxes. . . . .                49,210    51,497
                                                  ________  ________

NET EARNINGS:. . . . . . . . .                   $ 75,690  $ 79,183
                                                  ========  ========

The accompanying notes are an integral part of this statement.

                            -2-






<PAGE 5>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:


(Dollars in thousands)                                 1998       1997
                                                    __________  _________

CASH FLOWS FROM OPERATING ACTIVITIES:


   Net earnings . . . . . . . . . . . . . . . . .   $  75,690  $  79,183
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .     463,943    311,550
   Provision for receivable losses. . . . . . . .       7,119     (5,057)
   Increase in deferred income taxes. . . . . . .      30,428     42,132
   Decrease in interest and other accruals  . . .     (70,363)   (51,013)
   Gross profit on equipment sales. . . . . . . .     (15,295)   (11,305)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .     109,829     86,655
     Decrease in amounts due IBM and affiliates .    (898,335)  (825,926)
     Other, net . . . . . . . . . . . . . . . . .       3,388        948
                                                    __________  _________
Cash used in operating activities . . . . . . . .    (293,596)  (372,833)
                                                    __________  _________

CASH FLOWS FROM INVESTING ACTIVITIES:


   Investment in capital leases . . . . . . . . .    (563,059)  (506,692)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .     570,078    356,004
   Investment in equipment on operating leases. .    (368,966)  (392,133)
   Investment in loans receivable . . . . . . . .    (318,368)  (280,206)
   Collection of loans receivable, net of
    income earned . . . . . . . . . . . . . . . .     333,856    214,090
   Purchase of factored IBM receivables . . . . .  (1,556,471)       -
   Collection of factored IBM receivables . . . .   1,606,322        -
   Collection of working capital
    financing receivables, net  . . . . . . . . .     588,917    319,325
   Purchases of marketable securities . . . . . .     (29,000)   (21,500)
   Maturities of marketable securities. . . . . .      53,262     16,594
   Other, net . . . . . . . . . . . . . . . . . .    (126,330)   100,594
                                                   ___________ _________
Cash provided by (used in) investing activities .     190,241   (193,924)
                                                   ___________ __________

The accompanying notes are an integral part of this statement.

<PAGE 6>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:


(Continued)


                                                     1998        1997
                                                  __________  _________
CASH FLOWS FROM FINANCING ACTIVITIES:


   Proceeds from issuance of long-term debt . . .   900,106     590,957
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .  (105,962)    (23,800)
   (Repayment)issuance of debt with original
    maturities within one year, net . . . . . . .  (824,504)    107,829
   Cash dividends paid to IBM . . . . . . . . . .   (25,000)    (50,000)
                                                  __________  _________
Cash (used in)provided by financing activities  .   (55,360)    624,986
                                                  __________  _________
Change in cash and cash equivalents . . . . . . .  (158,715)     58,229
Cash and cash equivalents, January 1. . . . . . .   792,471     632,834
                                                  __________  _________
Cash and cash equivalents, March 31 . . . . . . . $ 633,756   $ 691,063
                                                  ==========  =========




The accompanying notes are an integral part of this statement.

<PAGE 7>
                   IBM CREDIT CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION:

In the opinion of management of IBM Credit Corporation (the Company), all adjustments necessary for a fair statement of the results for the three-month periods are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.

RATIO OF EARNINGS TO FIXED CHARGES:

The  ratio  of  earnings  to  fixed  charges  calculated  in
accordance   with   applicable   Securities   and   Exchange
Commission requirements was 1.80 and 2.16 for the three months ended March 31, 1998, and 1997, respectively.

COMPREHENSIVE INCOME:

The Company implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that the total change in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings, be reported. These amounts consist of net earnings, foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three month periods ending March 31, 1998 and 1997, respectively, other than net earnings, there were no items to report.

RELATED COMPANY TRANSACTIONS:

EQUIPMENT LEASING:
__________________

The Company provides equipment financing at market rates, substantially through operating leases, to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products that IBM uses internally or in support of its managed operations environment. The Company originated $213.1 million and $196.6 million of such financings during the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998, and December 31, 1997, approximately $1,283.5 million and $1,255.0 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, earned from transactions with IBM and affiliated companies, was approximately $32.9 million and $22.1 million in the first three months of 1998 and 1997, respectively.

<PAGE 8>

RELATED COMPANY TRANSACTIONS (Continued)

ACCOUNTS RECEIVABLE PURCHASES:
______________________________

IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co.,LTD.(ICEFC), subsidiaries of the Company, have entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC will periodically purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables.

During the first quarter of 1998, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $1,578.2 million for approximately $1,556.5 million. The receivables acquired are short-term in nature and are denominated in non-U.S. currencies. The purchase was financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

<PAGE 9>
                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Net earnings for the three months ended March 31, 1998, were $75.7 million, yielding an annualized return on average equity of 17.9 percent. Net earnings for the three months ended March 31, 1997, were $79.2 million.

Effective May 1, 1998, the Company relocated its principal executive offices to an IBM-owned facility in Armonk, New
York.

FINANCING ORIGINATED

For the three months ended March 31, 1998, the Company originated capital equipment financing for end users of $1,346.1 million, a 2 percent increase from $1,323.4 million for the same 1997 period. For the three months ended March 31, 1998, originations of working capital financing for dealers and remarketers of information industry products increased by 3 percent to $3,209.2 million, from $3,127.7 million for the same 1997 period.

The growth in capital equipment financing originated is related to an increase in the propensity for customers to finance their acquisitions with the Company, during the first quarter of 1998, compared with the same period in 1997.

Capital equipment financings for end users included purchases of $777.7 million of information handling systems from IBM, consisting of $492.9 million for capital leases and $284.8 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $45.1 million; (2) financing for IBM software and services of $273.3 million; (3) installment and lease financing for state and local government customers of $57.1 million for the account of IBM; and (4) other financing of $192.9 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to five years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

The   growth   in  working  capital  financing  originations
reflects volume increases in IBM's personal system client products for remarketers financed by the Company during the quarter ended March 31, 1998. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range

<PAGE 10>
FINANCING ORIGINATED  (Continued)

from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

REMARKETING ACTIVITIES

In addition to originating new financing, the Company remarkets used IBM and non-IBM equipment. This equipment is primarily sourced from customers at the conclusion of lease transactions and is typically remarketed in cooperation with the IBM sales force. The equipment is generally leased or sold to end users. These transactions may be with existing lessees or, when equipment is returned, with new customers.

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended March 31, 1998, remarketing activities contributed $48.7 million to pre-tax earnings, a decrease of 2 percent compared with $49.9 million for the same 1997 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 11 for additional details.

At March 31, 1998, the investment in remarketed equipment on capital and operating leases totaled $262.4 million, an 8 percent decrease from the 1997 year-end investment of $285.5 million.

FINANCIAL CONDITION

ASSETS

Total assets decreased to $15.7 billion at March 31, 1998, compared with $16.6 billion at December 31, 1997. This decrease is primarily attributable to repayments of amounts due to IBM and affiliates, during the first three months of 1998.

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At March 31, 1998, marketable securities included investments in corporate debt securities of $74.6 million and other marketable securities of $29.0 million. At December 31, 1997, marketable securities included investments in U.S. federal agency debt securities of $32.8 million and corporate debt securities of $95.0 million.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $11,036.7 million of debt at March 31, 1998. Total short-term and long-term debt decreased by approximately $31.6 million, from $11,068.3 million at December 31, 1997. The decline was the result of decreases in short-term notes of $376.6 million  and  short-term  debt  payable  to  IBM  of  $300.7 million, offset by

<PAGE 11>
FINANCIAL CONDITION  (Continued)

an increase in long-term debt payable of $547.9 million and long-term debt payable to IBM of $97.8 million. Included in the decrease in total debt, is short-term borrowings associated accounts receivable purchases from selected IBM subsidiaries during the first quarter of 1998. Included in short-term debt at March 31, 1998, was $538.3 million payable to IBM at market terms and conditions, maturing in April 1998. Included in long-term debt at March 31, 1998, were $368.7 million, $179.7 million, and $138.7 million payable to IBM at market terms and conditions, maturing on August 21, 2000, February 26, 2001, and November 26, 2001, respectively.

At March 31, 1998, the Company had available $4.6 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. On January 12, 1998, the Company's registration of an additional $5.0 billion of debt securities was filed with the SEC. Currently, the Company has avialable a total of $4.3 billion on the shelf registration with the SEC for the issuance of debt securities. This allows the Company rapid access to domestic financial markets. The Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on November 1, 1997, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1998. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities in an aggregate nominal amount of up to 4.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At March 31, 1998, there were 2.2 billion in ECU available for the issuance of debt securities under this program. The Company may issue debt securities over the next nine months under this program depending on prevailing market conditions and its need for such funding.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is the ability to use $450.0 million of a separate shelf registration for issuance of asset-backed securities, which a subsidiary of the Company has available. The subsidiary's issuance of any asset-backed securities over the next nine months under this shelf registration is dependent upon prevailing market conditions and its need for such funding. The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement. The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to
270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had borrowings outstanding under this agreement of $300.1 million and $600.2 million at March 31, 1998 and December 31, 1997, respectively.

<PAGE 12>
FINANCIAL CONDITION  (Continued)

The Company and IBM have signed an additional master loan agreement providing funding flexibility. This agreement allows for long-term funding, made available at market terms and conditions, upon the request of the Company. These financing sources, along with the Company's internally generated cash, medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financings and loan portfolio, to fund working capital requirements and to service debt

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $898.3 million to $1,626.1 million at March 31, 1998, from $2,524.5 million at December 31, 1997. This decline was primarily attributable to a $761.0 million decrease in the amount payable for capital equipment purchases during the first three months of 1998.

Total stockholder's equity at March 31, 1998, was $1,719.6 million, up $50.7 million from year-end 1997. The increase in stockholder's equity reflects net earnings of $75.7 million for the first three months of 1998, offset by the payment of $25.0 million in cash dividends to IBM during the first quarter of 1998.

At March 31, 1998, the Company's debt to equity ratio was 6.4:1, compared with 6.6:1 at December 31, 1997.

TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash used before dividends was $133.7 million for the three months ended March 31, 1998, compared with total cash provided before dividends of $108.2 million for the same 1997 period. Total cash used before before dividends reflects $159.9 million of cash provided by investing an financing activities before dividends, offset by $293.6 million of cash used in operating activities for the first three months of 1998. For the three months ended March 31, 1997, total cash provided before dividends reflected $481.0 million of cash provided by investing and financing activities before dividends, offset by $372.8 million of cash used in operating activities. Cash and cash equivalents at March 31, 1998, totaled $633.8 million, a decrease of $158.7 million, compared with the balance at December 31, 1997.

RESULTS OF OPERATIONS

INCOME FROM LEASES








Income from leases increased 19 percent  to  $166.8  million for  the  three  months  ended  March  31, 1998, from $139.8
million for the same 1997 period.   The  growth  in  capital
equipment financings for end users during 1997

<PAGE 13>
FINANCIAL CONDITION  (Continued)

contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $41.3 million for the three months ended March 31, 1998, relatively flat compared to the same 1997 period.

On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values may not be recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values, that are considered to be other than temporary, must be recognized currently. A review of the Company's $1,119.1 million residual value portfolio at March 31, 1998, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $9.3 million reduction to income from leases during the first quarter of 1998, compared with a $2.4 million reduction to income from leases during the first quarter of 1997.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing increased 15 percent to $66.2 million for the three months ended March 31, 1998, compared with the same 1997 period. This increase is primarily the result of higher average working capital financing receivable balances during the first quarter of 1998, compared with the same 1997 period.

INCOME FROM LOANS

Income from loans increased 25 percent to $49.8 million for the three months ended March 31, 1998, compared with the respective 1997 period. This increase resulted from higher average asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1997 and the first three months of 1998.

EQUIPMENT SALES

Equipment sales amounted to $109.8 million for the three months ended March 31, 1998, compared with $86.7 million for the same 1997 period. Contributing to this increase in equipment sales is the growth of equipment remarketed as sales, rather than as operating leases. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new users of that equipment.








Gross profit on equipment sales for the three months ended March 31, 1998 was $15.3 million, an increase of 35 percent, compared with $11.3 million for the same 1997 period. The gross profit margin for first quarter of 1998 increased to
13.9 percent, compared with 13.0 percent for the same

<PAGE 14>
EQUIPMENT SALES (Continued)

1997 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.

INCOME FROM FACTORED IBM RECEIVABLES:

Income from factored IBM receivables was $15.3 million for the three months ended March 31, 1998. The Company did not enter into any factoring transactions during the three months ended March 31, 1997. Refer to Accounts Receivable Purchases within Related Company Transactions in the Notes to Consolidated Financial Statements on page 6 for additional details.

OTHER INCOME

Other income decreased 42 percent to $24.4 million for the three months ended March 31, 1998, compared with $41.9 million for the same 1997 period. The overall decrease in other income is primarily due to the sale of restricted securities during the three months ended March 31, 1997, which did not recur during the same 1998 period. The decrease in other income is also attributable to a decline in the fees for the servicing of IBM financing receivables sold, resulting from a decrease in the securitized asset portfolios during the three months ended March 31, 1998, as compared to the same 1997 period.

INTEREST EXPENSE

As a result of the growth in capital equipment and working capital financings originated and factoring of IBM customer receivables, the Company has experienced an increase in the average outstanding debt balance. This increase in the average outstanding debt balance resulted in a 38 percent growth in interest expense to $156.2 million for the three months ended March 31, 1998, compared with the same 1997 period. The Company's year-to-date average cost of debt through March 31, 1998, of 5.6 percent, is flat compared to the same 1997 period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $49.7 million for the three months ended March 31, 1998, compared with $52.0 million for the same 1997 period. This decrease is mainly due to reductions of the Company's resources during 1997 and the first three months of 1998, resulting in a decrease in compensation related expenses.

PROVISION FOR RECEIVABLE LOSSES

The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses at the time financings are originated and from time to time for capital equipment as conditions

<PAGE 15>
PROVISION FOR RECEIVABLE LOSSES  (Continued)

warrant.   The   portfolio   is  diversified  by  geography,
industry, and individual unaffiliated customer.

The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued growth of the Company's working capital financing business in 1997 and the first three months of 1998, and with the continuation of the trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. At March 31, 1998, and December 31, 1997, approximately 66 percent and 62 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1997 or the first three months of 1998. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The provision for receivable losses increased by $12.2 million for the quarter ended March 31, 1998, compared with the same 1997 period. The increase in the provision for receivable losses was the result of declines, during the quarter ended March 31, 1997, in specific reserves which were no longer necessary due to additional collateral acquired for certain working capital financing receivables. The Company continues to effectively manage credit risk and contain losses.

INCOME TAXES

Income taxes decreased 4 percent to $49.2 million for the three months ended March 31, 1998, from $51.5 million for the same period in 1997. The decline in the provision for income taxes is due to the decrease in pre-tax earnings for the three months ended March 31, 1998.

RETURN ON AVERAGE EQUITY

The  results  for  the first three months of 1998 yielded an
annualized  return  on  average  equity  of  17.9   percent,
compared with 22.1 percent for the first three months of 1997.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.

<PAGE 16>
FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; the ultimate impact of the various Year 2000 issues on the Company's business, financial condition or results of operations; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customer; the Company's associated collection and asset management efforts; the Company's determination of residual values; currency fluctuations on the associated debt and liabilities; changes in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission.



































































                            -14-

































<PAGE 17>
                Part II - Other Information
                ___________________________



Item 1.  Legal Proceedings
__________________________

None material.



Item 6(b).  Reports on Form 8-K
_______________________________

A Form 8-K dated January 12, 1998, was filed with respect to the Company's Registration Statement No. 333-42755 on Form S-3, relating to $5,000,000,000 aggregate principal amount of debt securities of the Registrant.

A Form 8-K dated January 20, 1998, was filed with respect to the Company's financial results for the period ended December 31, 1997.


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


                                    IBM CREDIT CORPORATION
                                    ______________________
                                         (Registrant)


Date:   May 14, 1998             By: /s/ Kimberly A. Kispert
      _________________             ___________________________


                                        (Kimberly A. Kispert)
                                         Vice President, Finance
                                         and Chief Financial Officer












                            -15-