Form 10-Q
period 1998-06-30
IBM CREDIT CORP
filed 1998-08-13
CIK 353524

<PAGE 1>


             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

               Commission file number 1-8175
               _____________________________


                   IBM CREDIT CORPORATION
   ______________________________________________________
   (Exact name of registrant as specified in its charter)

                DELAWARE                           22-2351962
        ________________________     ____________________________________
        (State of incorporation)     (IRS employer identification number)


       North Castle Drive, MS NCA-306
             Armonk, New York                                 10504-1785
 ________________________________________                    ____________
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  914-765-1900
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







As of July 31, 1998, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at July 31, 1998: NONE.

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


   Item 1.   Financial Statements:



      Consolidated Statement of Financial Position
      at June 30, 1998 and December 31, 1997. . . . . . . . . . . . .1



      Consolidated Statement of Earnings for the three and six
      months ended June 30, 1998 and 1997 . . . . . . . . . . . . . .2



      Consolidated Statement of Cash Flows for the six
      months ended June 30, 1998 and 1997 . . . . . . . . . . . . . .3



      Notes to Consolidated Financial Statements. . . . . . . . . . .5



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . .7



Part II - Other Information . . . . . . . . . . . . . . . . . . . . .16




















<PAGE 3>

                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                                 June 30,    December 31,
                                                  1998          1997
                                              _____________  ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   740,385    $   792,471
  Marketable securities. . . . . . . . . . .      112,167        127,847
  Net investment in capital leases . . . . .    4,944,098      4,931,292
  Equipment on operating leases, net . . . .    3,438,649      3,583,641
  Working capital financing receivables. . .    2,309,644      3,249,310
  Loans receivable . . . . . . . . . . . . .    2,448,987      2,381,261
  Factored IBM receivables . . . . . . . . .      807,040        824,031
  Investments and other assets . . . . . . .      915,713        682,263
                                              ___________    ___________
Total Assets                                  $15,716,683    $16,572,116
                                              ===========    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,838,425    $ 7,452,668
  Short-term debt, IBM . . . . . . . . . . .      769,678      1,139,113
  Due to IBM and affiliates. . . . . . . . .    1,671,368      2,524,475
  Interest and other accruals. . . . . . . .      349,601        423,243
  Deferred income taxes. . . . . . . . . . .      952,857        887,180
  Long-term debt . . . . . . . . . . . . . .    2,302,464      1,887,235
  Long-term debt, IBM. . . . . . . . . . . .    1,041,046        589,253
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   13,925,439     14,903,167
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1998 and 1997  . . . . . . . .      457,411        457,411
  Retained earnings. . . . . . . . . . . . .    1,333,833      1,211,538
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,791,244      1,668,949
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $15,716,683    $16,572,116
                                              ===========    ===========

The accompanying notes are an integral part of this statement.

<PAGE 4>

                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in thousands)

                                    Three Months Ended  Six Months Ended
                                         June 30,            June 30,
                                     1998      1997      1998      1997
                                   ________  ________  ________  ________
FINANCE AND OTHER INCOME:

  Income from leases:
     Capital leases . . . . . . . .$ 78,322  $ 69,189  $160,705  $146,524
     Operating leases, net of
      depreciation. . . . . . . . .  97,082    74,423   181,536   136,902
                                   _________ ________ _________  ________
                                    175,404   143,612   342,241   283,426


  Income from working capital
   financing. . . . . . . . . . . .   59,556   59,675   125,736   117,399
  Income from loans . . . . . . . .   49,619   39,752    99,435    79,515
  Equipment sales . . . . . . . . .   95,111   85,459   204,940   172,114
  Income from factored IBM
   receivables. . . . . . . . . . .   14,082    3,851    29,420     3,851
  Other income. . . . . . . . . . .   27,345   30,761    51,716    72,696
                                    ________ ________  ________ _________
     Total finance and other
      income. . . . . . . . . . . .  421,117  363,110   853,488   729,001
                                    ________ ________ _________ _________
COST AND EXPENSES:

  Interest. . . . . . . . . . . . .  155,175  126,824   311,336   239,790
  Cost of equipment sales . . . . .   85,322   72,893   179,856   148,243
  Selling, general, and
   administrative . . . . . . . . .   53,093   51,243   102,750   103,195
  Provision for receivable losses .    9,366    4,076    16,485     (981)
                                    ________ ________  ________ _________

     Total cost and expenses. . . .  302,956  255,036   610,427   490,247
                                    ________ ________  ________ _________

EARNINGS BEFORE INCOME TAXES. . . .  118,161  108,074   243,061   238,754

Provision for income taxes. . . . .   46,556   39,491    95,766    90,988
                                    ________ ________  ________ _________

NET EARNINGS. . . . . . . . . . . .$  71,605 $ 68,583  $147,295  $147,766
                                    ========  =======  ========  ========

The accompanying notes are an integral part of this statement.

<PAGE 5>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

                 SIX MONTHS ENDED JUNE 30:

(Dollars in thousands)                                 1998       1997
                                                    _________  __________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . . . . . . .   $ 147,295  $ 147,766
   Adjustments to reconcile net earnings to
    cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .     930,691    668,184
   Provision for receivable losses. . . . . . . .      16,485       (981)
   Increase in deferred income taxes. . . . . . .      65,677     53,528
   (Decrease) increase in interest
    and other accruals  . . . . . . . . . . . . .     (73,643)   113,397
   Gross profit on equipment sales. . . . . . . .     (25,084)   (23,871)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .     204,940    172,114
     Decrease in amounts due IBM and affiliates .    (853,107)  (550,253)
     Other, net . . . . . . . . . . . . . . . . .       5,510     (4,018)
                                                    _________   _________
Cash provided by operating activities . . . . . .     418,764    575,866
                                                    _________   _________

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . . . . . . .  (1,190,121)(1,027,985)
   Collections on capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .   1,073,794    774,856
   Investment in equipment on operating leases. .    (775,184)  (960,915)
   Investment in loans receivable . . . . . . . .    (681,971)  (611,617)
   Collections on loans receivable, net of
    interest earned . . . . . . . . . . . . . . .     622,246    469,682
   Purchase of factored IBM receivables . . . . .  (3,220,428)  (646,301)
   Collections on factored IBM receivables . . . .   3,237,419    234,090
   Collections on (investment in) working
    capital financing receivables, net. . . . . .     936,459    (76,918)
   Purchases of marketable securities . . . . . .     (76,965)   (21,500)
   Proceeds from redemption of marketable
    securities. . . . . . . . . . . . . . . . . .      92,646     21,850
   Cash payment for lease portfolio acquired. . .        -      (239,731)
   Other, net . . . . . . . . . . . . . . . . . .    (348,420)  (112,324)
                                                   __________ ___________
Cash used in investing activities . . . . . . . .    (330,525)(2,196,813)
                                                   __________ ___________

The accompanying notes are an integral part of this statement.

<PAGE 6>

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

                 SIX MONTHS ENDED JUNE 30:

(Continued)


                                                     1998        1997
                                                  __________  _________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of long-term debt . . . 1,497,879     736,246
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .  (282,635)    (31,425)
   (Repayment) issuance of debt with original
    maturities within one year, net   . . . . . .(1,330,569)  1,021,452
   Cash dividends paid to IBM . . . . . . . . . .   (25,000)    (50,000)
                                                  __________  _________
Cash (used in) provided by financing activities .  (140,325)  1,676,273
                                                  __________  _________
Change in cash and cash equivalents . . . . . . .   (52,086)     55,326
Cash and cash equivalents, January 1. . . . . . .   792,471     632,834
                                                  __________  _________
Cash and cash equivalents, June 30. . . . . . . . $ 740,385   $ 688,160
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

RATIO OF EARNINGS TO FIXED CHARGES:

The  ratio  of  earnings  to  fixed  charges  calculated  in
accordance   with   applicable   Securities   and   Exchange
Commission requirements was 1.78 and 2.01 for the six months ended June 30, 1998, and 1997, respectively.

ACCOUNTING CHANGES:

The Company implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that the total change in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings, be reported. These amounts consist of net earnings, foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three- and six-month periods ending June 30, 1998 and 1997, respectively, other than net earnings, there were no items to report.

In  June  1998,  the  Financial  Accounting  Standards Board
issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted. Management is in the process of determining the impacts to the Company's financial statements as a result of the adoption of this standard.

<PAGE 8>
RELATED COMPANY TRANSACTIONS:

EQUIPMENT LEASING:
__________________

The Company provides equipment and loan financing at market rates, substantially through operating leases, to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products that IBM uses internally or in support of its strategic outsourcing environment. The Company originated $421.6 million and $508.9 million of such financings during the six months ended June 30, 1998 and 1997, respectively. At June 30, 1998, and December 31, 1997, approximately $1,316.3 million and $1,255.0 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and loan income earned from transactions with IBM and affiliated companies, was approximately $83.7 million and $75.2 million in the first half of 1998 and 1997, respectively.

ACCOUNTS RECEIVABLE PURCHASES:
______________________________

IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co., LTD. (ICEFC), subsidiaries of the Company, have entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC will periodically purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables.

During the second quarter of 1998, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $1,683.8 million for approximately $1,664.0 million. The receivables acquired are short-term in nature and are denominated in non-U.S. currencies. The purchases were financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

TRANSACTIONS WITH GENERAL ELECTRIC CAPITAL CORPORATION:

During 1997, the Company entered into an agreement to purchase selected assets from the leasing portfolio of General Electric Capital Technology Management Services Corporation, a subsidiary of General Electric Capital Corporation (GECC). The purchase price of approximately $353.3 million was primarily financed by the Company through short-term and long-term borrowings. The acquired capital and operating lease and loan portfolio consists of both IBM and non-IBM products.

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

<PAGE 9>
                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the three months ended June 30, 1998, were $71.6 million. Net earnings for the six months ended June
30, 1998, were $147.3 million, yielding an annualized return on average equity of 17.1 percent.

Effective May 1, 1998, the Company relocated its principal executive offices to an IBM-owned facility in Armonk, New
York.

FINANCING ORIGINATED

For the three months ended June 30, 1998, the Company originated capital equipment financing for end users of $1,530.6 million, a 3 percent decrease from $1,574.2 million for the same 1997 period. For the three months ended June 30, 1998, originations of working capital financing for dealers and remarketers of information industry products decreased by 16 percent to $3,065.1 million, from $3,665.0 million for the same 1997 period.

For the six months ended June 30, 1998, the Company originated capital equipment financing for end users of $2,876.7 million, a 1 percent decrease from $2,897.6 million for the same 1997 period. For the six months ended June 30, 1998, originations of working capital financing for dealers and remarketers of information industry products decreased by 8 percent to $6,274.3 million, from $6,792.7 million for the same 1997 period.

The decline in capital equipment financings for end users was primarily attributable to a decrease in originations of IBM advanced information processing products during the first half of 1998, compared with the same 1997 period.

For the six months ended June 30, 1998, capital equipment financings for end users included purchases of $1,615.8 million of advanced information processing products from IBM, consisting of $1,058.6 million for capital leases and $557.2 million for operating leases. In addition, capital equipment financings for end users included the following:
(1) financing originated for installment receivables of $76.3 million; (2) financing for IBM software and services of $605.7 million; (3) installment and lease financing for state and local government customers of $149.2 million for the account of IBM; and (4) other financing of $429.7 million for  IBM  equipment,  as  well  as  related  non-IBM
equipment    to   meet   IBM   customers'   total   solution
requirements.

The Company's capital  lease  portfolio  primarily  includes
direct  financing  leases.   Direct financing leases consist






principally of IBM advanced information processing products with terms generally from three to five years. Operating leases consist principally of IBM advanced information processing products with terms generally ranging from two to four years.
                            -7-




























































<PAGE 10>
FINANCING ORIGINATED  (Continued)

The decline in working capital financing originations throughout the first six months of 1998 reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1997 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 45 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities are comprised of income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended June 30, 1998, remarketing activities contributed $54.9 million to pretax earnings, an increase of 10 percent compared with $49.8 million for the same 1997 period. For the six months ended June 30, 1998, the remarketing activities contributed $103.6 million to pretax earnings, an increase of 4 percent compared with $99.7 million for the same 1997 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 12 for additional details.

At June 30, 1998, the investment in remarketed equipment on capital and operating leases totaled $251.9 million, a 12 percent decrease from the 1997 year-end investment of $285.5 million.

FINANCIAL CONDITION

ASSETS

Total assets decreased to $15.7 billion at June 30, 1998, compared with $16.6 billion at December 31, 1997. This decrease is primarily attributable to a decline in the working capital financing receivables outstanding at June 30, 1998, from year-end 1997. This decline is primarily due to cash collections exceeding originations of working capital financing receivables.

The carrying amount of marketable securities, as reported in
the    Consolidated   Statement   of   Financial   Position,
approximates market value.  These marketable securities were available-for-sale. At June 30, 1998, marketable securities included investments in corporate debt securities of $64.2 million and other marketable securities of $48.0 million. At December 31, 1997, marketable securities included corporate debt securities of $95.0 million and investments in U.S. federal agency debt securities of $32.8 million.
                            -8-



























































<PAGE 11>
FINANCIAL CONDITION  (Continued)

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $10,951.6 million of debt at June 30, 1998. Total short-term and long-term debt decreased by approximately $116.7 million, from $11,068.3 million at December 31, 1997. The decline was the result of decreases in commercial paper outstanding of $1,024.4 million and short-term debt payable to IBM of $369.4 million, offset by increases in long-term debt payable of $415.2 million, long-term debt payable to IBM of $451.8 million and medium-term notes of $410.1 million. Included in short-term debt at June 30, 1998, was $519.6 million payable to IBM at market terms and conditions, maturing in July 1998. Included in long-term debt at June 30, 1998, was $1,041.1 million payable to IBM at market terms and conditions, with maturity dates ranging from April 27, 2000 to June 25, 2003.

At June 30, 1998, the Company had available $3.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. This allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on November 1, 1997, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1998. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to 4.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At June 30, 1998, there was ECU 2.3 billion available for the issuance of debt securities under this EMTN Programme. The Company may issue debt securities over the next six months under this program depending on prevailing market conditions and its need for such funding.

The Company also has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which the Company has available. The Company's decision to issue any asset-backed securities over the next six months under this shelf registration is dependent upon prevailing market conditions and its need for such funding.

<PAGE 12>
FINANCIAL CONDITION  (Continued)

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other.
These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had borrowings outstanding under this agreement of $250.1 million and $600.2 million at June 30, 1998 and December 31, 1997, respectively. The Company and IBM have signed an additional master loan agreement providing funding flexibility. This agreement allows for long-term funding, made available at market terms and conditions, upon the request of the Company. These financing sources, along with the Company's internally generated cash, medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease and loan portfolio, to fund working capital requirements and to service debt.

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $853.1 million to $1,671.4 million at June 30, 1998, from $2,524.5 million at December 31, 1997. This decline was primarily attributable to a $722.0 million decrease in the amount payable for capital equipment purchases and working capital financing receivables for dealers and remarketers during the first half of 1998.

Total stockholder's equity at June 30, 1998, increased by $122.3 million from year-end 1997. The increase in stockholder's equity reflects net earnings of $147.3 million for the first six months of 1998, offset by the payment of $25.0 million in cash dividends to IBM during the first half of 1998.

At June 30, 1998, the Company's debt to equity ratio was 6.1:1, compared with 6.6:1 at December 31, 1997, and 6.4:1 at June 30, 1997.

TOTAL CASH USED BEFORE DIVIDENDS

Total cash used before dividends was $27.1 million for the six months ended June 30, 1998, compared with total cash provided before dividends of $105.3 million for the same 1997 period. Total cash used before dividends reflects
$445.9 million of cash used in investing and financing activities before dividends, offset by $418.8 million of cash provided by operating activities for the first half of 1998.

<PAGE 13>
FINANCIAL CONDITION  (Continued)

For the six months ended June 30, 1997, total cash provided before dividends reflected $470.5 million of cash used in investing and financing activities before dividends, offset by $575.8 million of cash provided by operating activities. Cash and cash equivalents at June 30, 1998, totaled $740.4 million, a decrease of $52.1 million, compared with the balance at December 31, 1997.

RESULTS OF OPERATIONS

INCOME FROM LEASES

Income from leases increased 22 percent to $175.4 million for the three months ended June 30, 1998, from $143.6 million for the same 1997 period; for the six months ended June 30, 1998, income from leases increased 21 percent to $342.2 million, from $283.4 million for the same 1997 period. The growth in capital equipment financings for end users during 1997 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $52.7 million and $95.4 million for the three- and six-month periods ended June 30, 1998, increases of 2 percent and 3 percent, respectively, from the comparable 1997 periods.

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

A review of the Company's $1,153.1 million residual value portfolio at June 30, 1998, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $7.6 million reduction to income from leases during the second quarter of 1998, for a total of $16.9 million during the first half of 1998, compared with a $14.3 million reduction to income from leases during the second quarter of 1997 for a total of $16.7 million during the first half of 1997.

<PAGE 14>
RESULTS OF OPERATIONS  (Continued)

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing was $59.6 million for the three months ended June 30, 1998, which was relatively flat compared with the same 1997 period. For the first half of 1998, income from working capital financing increased 7 percent to $125.7 million compared with $117.4 million for the same 1997 period. The increase in income from working capital financing is primarily attributable to an increase in fee income earned from IBM during the first half of 1998, compared with the same 1997 period. The increase in income from working capital financing also reflects increased originations in the fourth quarter of 1997.

INCOME FROM LOANS

Income from loans increased 25 percent to $49.6 million for the three months ended June 30, 1998; for the first six months of 1998, income from loans increased 25 percent to $99.4 million, compared with the respective 1997 period. This increase resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1997 and the first half of 1998.

EQUIPMENT SALES

Equipment sales amounted to $95.1 million for the three months ended June 30, 1998, compared with $85.5 million for the same 1997 period; for the first six months of 1998, equipment sales amounted to $204.9 million, compared with $172.1 million for the comparable 1997 period. Contributing to this increase in equipment sales is the growth of equipment remarketed as sales and sales-type leases, rather than as operating leases. The revenue associated with
outright   sales   and  sales-type  leases  is  included  in
equipment sales. Company-owned equipment may be sold or released to existing lessees or, when equipment is returned, to new users of that equipment.

Gross profit on equipment sales for the three months ended June 30, 1998, was $9.8 million, a decrease of 22 percent, compared with $12.6 million for the same 1997 period. For the first half of 1998, the gross profit on equipment sales increased 5 percent to $25.1 million, compared with $23.9 million for the same 1997 period. The gross profit margin for the second quarter of 1998 decreased to 10.3 percent, compared with 14.7 percent for the same 1997 period; for the first six months of 1998, the gross profit margin decreased to 12.2 percent, compared with 13.9 percent for the same 1997 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.

<PAGE 15>
RESULTS OF OPERATIONS  (Continued)

INCOME FROM FACTORED IBM RECEIVABLES:

Income from factored IBM receivables was $14.1 million for the three months ended June 30, 1998, compared with $3.9 million for the same 1997 period; for the six months ended June 30, 1998, income from factored IBM receivables was $29.4 million, compared with $3.9 million for the same 1997 period. The growth in income from factored IBM receivables was due to the fact that the Company entered into these agreements with selected IBM subsidiaries beginning in June 1997. Refer to Accounts Receivable Purchases within Related Company Transactions in the Notes to Consolidated Financial Statements on page 6 for additional details.

OTHER INCOME

Other income decreased 11 percent to $27.3 million for the three months ended June 30, 1998, compared with $30.8 million for the same 1997 period. For the first six months of 1998, other income decreased 29 percent to $51.7 million, compared with $72.7 million for the same 1997 period. The overall decrease in other income is primarily due to the sale of restricted securities during the first quarter of 1997, which did not occur during the same 1998 period. The decrease in other income is also attributable to a decline in fees for managing IBM's state and local government installment and lease financing receivables portfolio, as well as a decrease in the fees for the servicing of IBM financing receivables sold for the first half of 1998, as compared with the same 1997 period. The decline is attributable to an overall decrease in the managed assets and securitized assets portfolios during the first half of 1998.

INTEREST EXPENSE

As a result of the growth in capital equipment financings originated in the prior year, the Company has experienced an increase in the average outstanding debt balance. This increase in the average outstanding debt balance resulted in a 22 percent growth in interest expense to $155.2 million for the three months ended June 30, 1998, and 30 percent to $311.3 million for the first six months of 1998, compared with the respective 1997 periods. The Company's year-to-date average cost of debt through June 30, 1998 and 1997 was 5.7 percent.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $53.1 million for the three months ended June 30, 1998, compared with $51.2 million for the same 1997 period. For the first half of 1998, selling, general and administrative decreased to $102.8 million, from $103.2 million for the same 1997 period. Selling, general, and administrative expenses for the three- and six- month periods ended June 30, 1998, were relatively flat, compared with the respective 1997 periods.

<PAGE 16>
RESULTS OF OPERATIONS  (Continued)

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

At June 30, 1998, and December 31, 1997, approximately 67 percent and 62 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1997 or the first half of 1998, with respect to such receivables. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The provision for receivable losses increased to $9.4 million for the quarter ended June 30, 1998, compared with $4.1 million for the same 1997 period. For the six months ended June 30, 1998, the provision for receivable losses increased by $17.5 million, to $16.5 million. This increase is primarily due to the reversal of reserves for specific accounts during the three-and six-month periods ended June 30, 1997. These reserves were no longer necessary due to additional collateral acquired for certain working capital financing receivables. The Company continues to effectively manage credit risk and contain losses.

INCOME TAXES

Income taxes increased 18 percent to $46.6 million for the three months ended June 30, 1998, from $39.5 million for the same period in 1997. For the first half of 1998, income taxes increased 5 percent to $95.8 million, from $91.0 million for the same 1997 period. The increase in the provision for income taxes is primarily due to an increase in the Company's pretax earnings for the three- and six-month periods ended June 30, 1998.







RETURN ON AVERAGE EQUITY

The results for the first half of 1998 yielded an annualized return on average equity of 17.1 percent, compared with 20.0 percent for the first half 1997.
                            -14-




























































<PAGE 17>
CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, to contribute to the growth and stability of IBM earnings.

YEAR 2000

What is commonly known as the "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or systems failures.

With respect to its internal systems, the Company is taking appropriate steps to remediate the Year 2000 issues and does not expect the cost of these efforts to be material. However, the Year 2000 readiness of the Company's customers and the hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The Company is also aware of the potential for claims against it and other companies for damages from products and services that were not Year 2000 ready. The Company believes that any such claims against it will be without merit. While the Company does not believe that the Year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; the ultimate impact of the various Year 2000 issues on the Company's business, financial condition or results of operations; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination of residual values; currency fluctuations on the associated assets and liabilities; changes in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (SEC) and in IBM's filings with the SEC.
                            -15-































































<PAGE 18>
                Part II - Other Information
                ___________________________


Item 1.  Legal Proceedings
__________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________

A Form 8-K dated April 20, 1998, was filed with respect to the Company's financial results for the period ended March 31, 1998.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  IBM CREDIT CORPORATION
                                  ______________________
                                       (Registrant)


Date: August 13, 1998               By: /s/ Kimberly A. Kispert
      _______________               ___________________________


                                  (Kimberly A. Kispert)
                                   Vice President, Finance
                                   and Chief Financial Officer















                            -16-