Form 10-Q
period 1998-09-30
IBM CREDIT CORP
filed 1998-11-13
CIK 353524

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

               Commission file number 1-8175
               _____________________________


                   IBM CREDIT CORPORATION
   _____________________________________________________
   (Exact name of registrant as specified in its charter)

         DELAWARE                           22-2351962
________________________        ___________________________________
(State of incorporation)        (IRS employer identification number)


       North Castle Drive, MS NCA-306                10504-1785
           Armonk, New York
______________________________________________        __________
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code  914-765-1900
                                                    ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period


                           - 1 -






that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                              ___     ___

As of October 31, 1998, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1998: NONE.


The registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                           INDEX
                           _____




Part I - Financial Information:
                                                                   Page
                                                                  ______

Item 1.   Financial Statements:


Consolidated Statement of Financial Position
      at September 30, 1998 and December 31, 1997 . . . . . . . . . . 1



Consolidated Statement of Earnings for the three and
      nine months ended September 30, 1998 and 1997 . . . . . . . . . 2



Consolidated Statement of Cash Flows for the nine
      months ended September 30, 1998 and 1997. . . . . . . . . . . . 3



Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 5



Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations . . . . . . 7



Part II - Other Information  . . . . . . . . . . . . . . . . . . . . 16


                   IBM CREDIT CORPORATION
        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                            At             At
                                       September 30,   December 31,
                                           1998           1998
                                       _____________   ____________
ASSETS:

Cash and cash equivalents . . . . . . .$     773,096   $    792,471
Marketable securities . . . . . . . . .       82,907        127,847
Net investment in capital leases. . . .    4,973,288      4,931,292
Equipment on operating leases, net. . .    3,448,289      3,583,641
Working capital financing receivables .    2.458,758      3,249,310
Loans receivable  . . . . . . . . . . .    2,551,146      2,381,261
Factored IBM receivables  . . . . . . .      805,519        824,031
Investments and other assets  . . . . .      554,821        682,263
                                       _____________   ____________
Total Assets  . . . . . . . . . . . . .$  15,647,824   $ 16,572,116
                                       =============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY:

Liabilities:

Short-term debt . . . . . . . . . . . .$   6,508,860   $  7,452,668
Short-term debt, IBM  . . . . . . . . .      632,600      1,139,113
Due to IBM and affiliates . . . . . . .    1,677,173      2,524,475
Interest and other accruals . . . . . .      279,129        423,243
Deferred income taxes . . . . . . . . .      950,092        887,180
Long-term debt  . . . . . . . . . . . .    2,153,842      1,887,235
Long-term debt, IBM . . . . . . . . . .    1,574,935        589,253
                                       _____________   ____________
Total liabilities . . . . . . . . . . .   13,776,631     14,903,167
                                       _____________   ____________
Stockholder's equity:

Capital stock, par value $1.00 per share
  Shares authorized: 10,000
  Shares issued and outstanding:
       936 in 1998 and 1997 . . . . . .      457,411        457,411
Retained earnings . . . . . . . . . . .    1,413,782      1,211,538
                                       _____________   ____________
Total stockholder's equity  . . . . . .    1,871,193      1,668,949
                                       _____________   ____________
Total Liabilities and Stockholder's
  Equity. . . . . . . . . . . . . . . .$  15,647,824   $ 16,572,116
                                       =============   ============

The accompanying notes are an integral part of this statement.


                   IBM CREDIT CORPORATION
             CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in thousands)
                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1998       1997         1998       1997
                              ________   ________   _________  __________
FINANCE AND OTHER INCOME:

Income from leases:
  Capital leases . . . . . . $  85,924  $  66,027  $  246,628  $ 212,551
  Operating leases, net of
    depreciation . . . . . .    93,255     75,639     274,791    212,541
                             _________  _________  __________  _________
                               179,179    141,666     521,419    425,092

Income from working capital
  financing. . . . . . . . .    56,686     68,305     182,422    185,704
Income from loans. . . . . .    52,974     43,957     152,409    123,472
Equipment sales. . . . . . .   103,971    128,961     308,912    301,075
Income from factored IBM
  receivables. . . . . . . .    11,722      9,807      41,142     13,658
Other income . . . . . . . .    28,061     28,894      79,777    101,590
                             _________   ________  __________  _________
  Total finance and other
    income . . . . . . . . .   432,593    421,590   1,286,081  1,150,591
                             _________   ________  __________  _________
COST AND EXPENSES:

Interest . . . . . . . . . .   148,420    143,749     459,756    383,539
Cost of equipment sales. . .    93,365    110,618     273,221    258,861
Selling, general, and
  administrative . . . . . .    49,491     53,495     152,241    156,690
Provision for receivable
  losses . . . . . . . . . .     9,388     18,944      25,873     17,963
                             _________   ________  __________  _________
    Total cost and expenses.   300,664    326,806     911,091    817,053
                             _________   ________  __________  _________
EARNINGS BEFORE INCOME
  TAXES. . . . . . . . . . .   131,929     94,784     374,990    333,538

Provision for income taxes .    51,980     32,345     147,746    123,333
                             _________  _________  __________  __________
NET EARNINGS . . . . . . . . $  79,949  $  62,439  $  227,244  $  210,205
                             =========  =========  ==========  ==========


The accompanying notes are an integral part of this statement.

                   IBM CREDIT CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30:

(Dollars in thousands)                            1998         1997
                                              __________   ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings . . . . . . . . . . . . . . . . $   227,244   $   210,205
Adjustments to reconcile net earnings to
  cash provided by operating activities:
Depreciation and amortization. . . . . . . .   1,420,189     1,066,767
Provision for receivable losses. . . . . . .      25,873        17,963
Increase in deferred income taxes  . . . . .      62,912       123,209
(Decrease) increase in interest and other
  accruals . . . . . . . . . . . . . . . . .    (144,114)       13,689
Gross profit on equipment sales. . . . . . .     (35,691)      (42,214)
Other items that provided (used) cash:
  Proceeds from equipment sales. . . . . . .     308,912       301,075
  Decrease in amounts due IBM and affiliates    (847,302)     (447,240)
  Other, net . . . . . . . . . . . . . . . .       4,447         2,273
                                             ___________   ___________
Cash provided by operating activities. . . .   1,022,470     1,245,727
                                             ___________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in capital leases . . . . . . . .  (1,748,030)   (1,661,649)
Collections on capital leases, net of
  income earned. . . . . . . . . . . . . . .   1,541,615     1,195,693
Investment in equipment on operating
  leases . . . . . . . . . . . . . . . . . .  (1,260,845)   (1,557,439)
Investment in loans receivable . . . . . . .  (1,087,441)     (944,087)
Collections on loans receivable, net of
  interest earned . . . . . .  . . . . . . .     912,486       689,072
Purchase of factored IBM receivables . . . .  (4,820,766)   (2,255,780)
Collections on factored IBM receivables. . .   4,839,278     1,591,759
Collections on (investment in) working
  capital financing receivables, net . . . .     785,858      (332,292)
Purchases of marketable securities . . . . .     (82,165)      (21,500)
Proceeds from redemption of marketable
  securities . . . . . . . . . . . . . . . .     127,105        32,004
Cash payment for lease portfolio acquired. .           -      (334,909)
Other, net . . . . . . . . . . . . . . . . .     (28,388)      (89,901)
                                             ____________   ___________

 Cash used in investing activities . . . . .    (821,293)   (3,689,029)
                                             ____________   ___________

The accompanying notes are an integral part of this statement.


                   IBM CREDIT CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS
              NINE MONTHS ENDED SEPTEMBER 30:

(Continued)
                                                 1998           1997
                                             __________     ____________
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term
  debt . . . . . .  . . . . . . . . . . . .   2,456,215        1,976,146
Repayment of debt with original maturities
   of one year or more  . . . . . . . . . .    (932,552)        (117,800)
(Repayment) issuance of debt with original
   maturities within one year, net. . . . .  (1,719,215)         621,603
Cash dividends paid to IBM. . . . . . . . .     (25,000)         (50,000)
                                             ___________    ____________
Cash (used in) provided by financing
  activities. . . . . . . . . . . . . . . .    (220,552)       2,429,949
                                             ___________    ____________
Change in cash and cash equivalents . . . .     (19,375)        (13,353)
Cash and cash equivalents, January 1. . . .     792,471         632,834
                                             ___________    ____________
Cash and cash equivalents, September  30  .  $  773,096     $   619,481
                                             ===========    ============

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

RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 1.82 and 1.87 for the nine months ended September 30, 1998 and 1997, respectively.

ACCOUNTING CHANGES:

The Company implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," effective January 1, 1998. This standard requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those which do not affect retained earnings, be reported. These amounts consist of net earnings, foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three- and nine- month periods ending September 30, 1998 and 1997, respectively, other than net earnings, there were no items to report.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted. Management is in the process of determining the impacts to the Company's financial statements as a result of the adoption of this standard.

RELATED COMPANY TRANSACTIONS:

EQUIPMENT LEASING:
__________________

The Company provides equipment and loan financing at market rates, substantially through operating leases, to International Business Machines Corporation (IBM) and affiliated companies for both IBM and non-IBM products that IBM uses internally or in support of its strategic outsourcing environment. The Company originated $661.4 million and $757.1 million of such financings during the nine months ended September 30, 1998 and 1997, respectively. At September 30, 1998, and December 31, 1997, approximately $1,367.8 million and $1,255.0 million, respectively, of such financings were included in the Company's lease and loan portfolio.

The operating lease income, net of depreciation, and loan income earned from transactions with IBM and affiliated companies, was approximately $128.6 million and $110.5 million in the first nine months of 1998 and 1997, respectively.

WORKING CAPITAL FINANCING :
___________________________

The Company provides working capital financing, at market rates, to certain remarketers of IBM products. Included in income from working capital financing is $82.7 million and $71.0 million of fee income earned from divisions of IBM for the nine months ended September 30, 1998, and 1997, respectively.

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

During the nine months ended September 30, 1998 and 1997, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of approximately $4,881.5 million and $2,296.9 million, respectively, for approximately $4,820.8 million and $2,255.8 million, respectively. The receivables acquired are short-term in nature and are denominated in non-U.S. currencies. The purchases were financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

TRANSACTIONS WITH GENERAL ELECTRIC CAPITAL CORPORATION:

During 1997, the Company entered into an agreement to purchase selected assets from the leasing portfolio of General Electric Capital Technology Management Services Corporation, a subsidiary of General Electric Capital Corporation (GECC). The purchase price of approximately $353.3 million was primarily financed through short-term and long-term borrowings. The acquired capital and operating lease and loan portfolio consists of both IBM and non-IBM products.

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

                   IBM CREDIT CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net  earnings for the three months ended September 30, 1998, were $79.9 million.  Net earnings for the nine months  ended
September   30,  1998,  were  $227.2  million,  yielding  an
annualized return on average equity of 17.2 percent.

On  May  1,  1998,  the  Company  relocated  its   principal
executive  offices  to  an IBM-owned facility in Armonk, New
York.

FINANCING ORIGINATED

For the three months ended September 30, 1998, the Company originated capital equipment financing for end users of $1,603.7 million, an 8 percent decrease from $1,742.8 million for the same 1997 period. For the three months ended September 30, 1998, originations of working capital financing for dealers and remarketers of information industry products decreased by 4 percent to $3,717.7 million, from $3,868.5 million for the same 1997 period.

For the nine months ended September 30, 1998, the Company originated capital equipment financing for end users of $4,480.4 million, a 3 percent decrease from $4,640.4 million for the same 1997 period. For the nine months ended September 30, 1998, originations of working capital financing for dealers and remarketers of information industry products decreased by 6 percent to $9,992.0 million, from $10,661.2 million for the same 1997 period.

The decline in capital equipment financings for end users was primarily attributable to a decrease in originations of IBM advanced information processing products during the first nine months of 1998, compared with the same 1997 period.

For the nine months ended September 30, 1998, capital equipment financings for end users included purchases of $2,457.9 million of advanced information processing products from IBM, consisting of $1,569.6 million for capital leases and $888.3 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $157.8 million; (2) financing for IBM software and services of $929.8 million; (3) installment and lease financing for state and local government customers of $254.7 million for the account of IBM; and (4) other financing of $680.2 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The  Company's  capital  lease  portfolio primarily includes
direct financing leases.   Direct financing  leases  consist
principally  of IBM advanced information processing products with terms generally from three to five years. Operating leases consist principally of IBM advanced information processing products with terms generally from two to four years.

The decline in working capital financing originations throughout the first nine months of 1998 reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company, compared with the same 1997 period. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for certain divisions of IBM and for dealers and remarketers of IBM and non-IBM products.
Payment terms for inventory secured financing generally range from 30 days to 75 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

Remarketing activities are comprised of income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended September 30, 1998, remarketing activities contributed $57.7 million to pretax earnings, an increase of 28 percent compared with $45.0 million for the same 1997 period. For the nine months ended September 30, 1998, remarketing activities contributed $161.3 million to pretax earnings, an increase of 11 percent compared with $144.7 million for the same 1997 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 12 for additional details.

At  September  30,  1998,  the  investment   in   remarketed
equipment on capital and operating leases totaled $228.2 million, a 20 percent decrease from the 1997 year-end investment of $285.5 million.

FINANCIAL CONDITION

ASSETS

Total assets decreased to $15.6 billion at September 30, 1998, compared with $16.6 billion at December 31, 1997. This decrease is primarily attributable to a decline in the working capital financing receivables outstanding at September 30, 1998, from year-end 1997. This decline is primarily due to cash collections exceeding originations of working capital financing receivables.

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At September 30, 1998, marketable securities included investments in corporate debt securities of $29.7 million and other marketable securities of $53.2 million. At December 31, 1997, marketable securities included corporate debt securities of $95.0 million and investments in U.S. federal agency debt securities of $32.8 million.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $10,870.2 million of debt at September 30, 1998. Total short-term and long-term debt decreased by approximately $198.1 million, from $11,068.3 million at December 31, 1997. The decline was the result of decreases in commercial paper outstanding of $888.0 million, short-term debt payable to IBM of $506.5 million and medium term notes of $55.8 million; offset by increases in long-term debt of $266.6 million and long-term debt payable to IBM of $985.6 million. Included in
Short-term debt, IBM at September 30, 1998, was $496.1 million payable to IBM at market terms and conditions, maturing October 1998. Included in Long-term debt, IBM at September 30, 1998, was $1,574.9 million payable to IBM at market terms and conditions, with maturity dates ranging from April 27, 2000 to June 25, 2003.

At September 30, 1998, the Company had available $2.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. This allows the Company rapid access to domestic financial markets, and the Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, as approved by the Board of Directors on November 1, 1997, to issue and sell up to $5.0 billion of debt securities in domestic and foreign financial markets through December 31, 1998. Included within this $5.0 billion authorization is the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to 4.0 billion in European Currency Units (ECU), or its equivalent in any other currency. At September 30, 1998, there was ECU 2.1 billion available for the issuance of debt securities under this EMTN Programme. The Company may issue debt securities over the next three months under this program depending on prevailing market conditions and its need for such funding.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which the Company has available. The Company's decision to issue any asset-backed securities over the next three months under this shelf registration is dependent upon prevailing market conditions and its need for such funding.

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million.






The   Company   has  no  borrowings  outstanding  under  the
committed global credit facility or the liquidity agreement.

The Company and IBM have also signed master loan agreements providing additional funding flexibility to each other.
These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had borrowings outstanding under this agreement of $100.0 million and $600.2 million at September 30, 1998 and December 31, 1997, respectively. The Company and IBM have signed an additional master loan agreement which allows for long-term funding, made available at market terms and conditions, upon the request of the Company. As of September 30, 1998, the Company had $885.7 million of borrowings outstanding under this agreement. These financing sources, along with the Company's internally generated cash, medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease and loan portfolio, to fund working capital requirements and to service debt.

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $847.3 million to $1,677.2 million at September 30, 1998, from $2,524.5 million at December 31, 1997. This decline was primarily attributable to a $736.8 million decrease in the amount payable for capital equipment purchases and working capital financing receivables for dealers and remarketers during the first nine months of 1998.

Total stockholder's equity at September 30, 1998 increased by $202.2 million from year-end 1997. The increase in stockholder's equity reflects net earnings of $227.2 million for the first nine months of 1998, offset by the payment of $25.0 million in cash dividends to IBM during the first nine months of 1998.

At September 30, 1998, the Company's debt to equity ratio was 5.8:1, compared with 6.6:1 at both December 31, 1997 and September 30, 1997.

TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $5.6 million for the nine months ended September 30, 1998, compared with $36.6 million for the same 1997 period. Total cash provided before dividends reflects $1,016.8 million of cash used by investing and financing activities before dividends, offset by $1,022.5 million of cash provided by operating activities for the first nine months of 1998.

For the nine months ended September 30, 1997, total cash provided before dividends reflected $1,209.1 million of cash used in investing and financing activities before dividends, offset by $1,245.7 million of cash provided by operating activities. Cash and cash equivalents at September 30, 1998, totaled $773.1 million, a decrease of $19.4 million, compared with the balance at December 31, 1997.

RESULTS OF OPERATIONS

INCOME FROM LEASES

Income from leases increased 26 percent to $179.2 million for the three months ended September 30, 1998, from $141.7 million for the same 1997 period; for the nine months ended September 30, 1998, income from leases increased 23 percent to $521.4 million, from $425.1 million for the same 1997 period. The growth in originations of capital equipment financings for end users during 1997 contributed to the overall increase in income from leases. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $53.6 million and $149.0 million for the three- and nine-month periods ended September 30, 1998, increases of 63 percent and 19 percent, respectively, from comparable 1997 periods.

On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values may not be recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values, that are considered to be other than temporary, are recognized currently.

A review of the Company's $1,218.7 million residual value portfolio at September 30, 1998 indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $6.3 million reduction to income from leases during the third quarter of 1998, for a total of $23.2 million during the first nine months of 1998, compared with a $6.2 million reduction to income from leases during the third quarter of 1997, for a total of $22.9 million during the first nine months of 1997.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing decreased 17 percent to $56.7 million for the three months ended September 30, 1998 compared with the same 1997 period. For the first nine months of 1998, income from working capital financing decreased 2 percent to $182.4 million, compared to the same 1997 period. This decrease in income from working capital financing is primarily attributable to a decrease in dealer interest caused by lower outstanding receivable balances.

INCOME FROM LOANS

Income from loans increased 21 percent to $53.0 million for the three months ended September 30, 1998; for the first nine months of 1998, income from loans increased 23 percent to $152.4 million, compared with the respective 1997 period.






This  increase resulted from higher asset balances, which in
turn  were  primarily  due  to  an  increase  in   financing
originated for software and services during 1997 and the first nine months of 1998.

EQUIPMENT SALES

Equipment sales amounted to $104.0 million for the three months ended September 30, 1998, compared with $129.0 million for the same 1997 period; for the first nine months of 1998, equipment sales amounted to $308.9 million, compared with $301.1 million for the comparable 1997 period.

Gross profit on equipment sales for the three months ended September 30, 1998 was $10.6 million, a decrease of 42 percent, compared with $18.3 million for the same 1997 period. For the first nine months of 1998, the gross profit on equipment sales decreased 15 percent to $35.7 million, compared with $42.2 million for the same 1997 period. The gross profit margin for the third quarter of 1998 decreased to 10.2 percent, compared with 14.2 percent for the same 1997 period; for the first nine months of 1998, the gross profit margin decreased to 11.6 percent, compared with 14.0 percent for the same 1997 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the decreases in gross profit margin.

INCOME FROM FACTORED IBM RECEIVABLES

Income from factored IBM receivables was $11.7 million for the three months ended September 30, 1998, compared with $9.8 million for the same 1997 period. This increase was primarily due to higher average factoring balances outstanding in the third quarter of 1998 as compared to the third quarter of 1997. For the nine months ended September 30, 1998, income from factored IBM receivables was $41.1 million, compared with $13.7 million for the same 1997 period. The growth in income from factored IBM receivables for the nine months ended September 30, 1998 was due to the fact that the Company entered into these agreements with selected IBM subsidiaries beginning in June 1997. Refer to Accounts Receivable Purchases within Related Company Transactions in the Notes to Consolidated Financial Statements on page 6 for additional details.

OTHER INCOME

Other income decreased 3 percent to $28.1 million for the three months ended September 30, 1998, compared with $28.9 million for the same 1997 period. For the first nine months of 1998, other income decreased 21 percent to $79.8 million,
compared with $101.6 million for the same 1997 period.   nd  in
the  Company incurring substantial expense.  To minimize any
such  potential  impact,  the  Company   has   initiated   a
contingency planning effort.

The Year 2000 readiness of the Company's customers and hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary. The Company is also aware of the potential for claims against it and other companies for damages from products and services that were not Year 2000 ready. The Company continues to believe that any such claims against it will be without merit. The Year 2000 also presents a number of other risks and uncertainties that could affect the Company, including utilities failures, the lack of personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to the issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its business, financial condition or results of operations, it remains uncertain whether or to what extent the Company may be affected.

FORWARD LOOKING STATEMENTS

Except for historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; the ultimate impact of the various Year 2000 issues on the Company's business, financial condition or results of operations; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination of residual values; currency fluctuations on the associated asset and liabilities; changes in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission (SEC) and in IBM's filings with the SEC.


                            -15-

                Part II - Other Information
                ___________________________

Item 1.  Legal Proceedings
_________________________

None material.


Item 6(b).  Reports on Form 8-K
_______________________________


A Form 8-K dated July 20, 1998, was filed with respect to the Company's financial results for the period ended June 30, 1998.

                         SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IBM CREDIT CORPORATION
                                  ______________________________
                                           (Registrant)

Date: November 12, 1998             By:  /s/ Kimberly A. Kispert
      _________________                  _______________________
                                         (Kimberly A. Kispert)
                                         Vice President, Finance
                                         and Chief Financial Officer