Form 10-K
period 1998-12-31
IBM CREDIT CORP
filed 1999-03-29
CIK 353524

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549

                         FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

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
                                                    ____________

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
         Title of each class                         on which registered
________________________________                  _______________________
5.76% Notes due May 15, 2001                      New York Stock Exchange

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

___ ___ As of February 28, 1999, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1999: NONE.

The registrant meets the conditions  set  forth  in  General
Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                             TABLE OF CONTENTS
                             _________________


PART I                                                               Page

Item 1.  Business                                                     3

Item 2.  Properties                                                   3

Item 3.  Legal Proceedings                                            3

Item 4.  Submission of Matters to a Vote of Security Holders          3


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                          3

Item 6.  Selected Financial Data                                      4

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          5

Item 7A. Qualitative and Quantitative Disclosure about
         Market Risk                                                 15

Item 8.  Financial Statements and Supplementary Data                 17

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                         45


PART III

Item 10. Directors and Executive Officers of the Registrant          45

Item 11. Executive Compensation                                      45

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                  45

Item 13. Certain Relationships and Related Transactions              45


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 45

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


ITEM 2.  PROPERTIES:

     In May 1998, the Company relocated its principal executive offices to an IBM owned facility in Armonk, New York. The executive offices comprise approximately 322,200 square feet of office space. The Company occupies this space under an arrangement with IBM.


ITEM 3.  LEGAL PROCEEDINGS:

     The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of business. The Company does not believe that any such current action will have a material impact on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Omitted pursuant to General Instruction I.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS:

     All shares of the Company's capital stock are owned by IBM, and accordingly, there is no market for such stock. The Company paid IBM cash dividends of $100,000,000 and $50,000,000 during 1998 and 1997, respectively. Dividends are declared by the Board of Directors of the Company.

















ITEM 6. SELECTED FINANCIAL DATA:

:hp3.
 ITEM 6. SELECTED FINANCIAL DATA:
:ehp3.

 The following selected financial data should be read in conjunction with the financial statements of
 IBM Credit Corporation and the related notes to the financial statements included in this document.

 (Dollars in thousands)                    1998          1997          1996          1995          1994
                                        ___________   ___________   ___________   ___________   ___________
 For the year:
   Finance and other income. . . . . .   $1,816,498    $1,630,895    $1,497,800    $1,452,285    $1,484,680
   Gross profit on equipment sales . .       63,441        60,574        50,936        74,613        68,508
   Interest expense. . . . . . . . . .      611,206       538,560       436,109       394,572       306,125
   Net earnings. . . . . . . . . . . .      308,765       283,893       271,082       230,475       250,589
   Dividends . . . . . . . . . . . . .      100,000        50,000        45,000       146,419       295,000

   Products purchased for leases . . .    4,638,015     4,803,985     3,903,052     2,931,619     1,659,019
   Loans receivable financing. . . . .    1,913,501     1,460,214     1,211,318       892,796       496,308
   IBM state and local installment
     receivables and leases. . . . . .      429,400       411,029       410,328       364,636       232,845
   Other capital equipment financing .      195,324       274,869       225,744       291,688       376,296
   Working capital financing . . . . .   14,181,900    15,005,200    13,387,014    10,297,600     7,597,300

   Return on average assets. . . . . .         2.0%          2.1%          2.4%          2.3%          2.7%
   Return on average equity. . . . . .        17.2%         18.6%         20.9%         20.9%         24.1%

 At end of year:
   Total assets. . . . . . . . . . . .  $16,397,359   $16,572,116   $12,946,139   $11,425,551    $9,667,715
   Net investment in capital leases. .    5,265,941     4,931,292     4,214,822     3,966,255     3,687,971
   Equipment on operating leases, net.    3,619,585     3,583,641     2,551,382     1,695,812     1,573,242
   Loans receivable. . . . . . . . . .    3,041,222     2,381,261     1,846,947     1,473,822     1,070,619
   Working capital financing receivables  2,789,029     3,249,310     2,898,688     3,158,932     2,135,020

   Short-term debt . . . . . . . . . .    6,777,222     8,591,781     6,566,400     6,472,627     4,355,038
   Long-term debt. . . . . . . . . . .    3,973,839     2,476,488     1,515,937     1,115,440     1,583,822
   Stockholder's equity. . . . . . . .    1,877,714     1,668,949     1,435,056     1,208,574     1,121,218




















                                                           -4-


        5  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

Net earnings for 1998 were $308.8 million, yielding a return on average equity of 17.2 percent, as compared with 1997 net earnings of $283.9 million, yielding a return on average equity of 18.6 percent.

FINANCING ORIGINATED

For the year ended December 31, 1998, the Company originated capital  equipment  financing  for  end  users  of  $7,176.2 million, a 3 percent  increase  from  $6,950.1  million  for
1997.  For the year ended December 31, 1998, originations of working  capital  financing  for  dealers and remarketers of information industry products  decreased  by  5  percent  to
$14,181.9 million, from $15,005.2 million for 1997.

The  growth in capital equipment financing originated is due to an increase in the propensity for  customers  to  finance
their   acquisitions   with  the  Company  throughout  1998,
compared with 1997.

For the year ended  December  31,  1998,  capital  equipment financings  for  end  users  included  purchases of $3,875.4 million of advanced  information  processing  products  from
IBM,  consisting  of $2,420.1 million for capital leases and
$1,455.3 million for operating leases.  In addition, capital equipment financings for end users included  the  following:
(1)  financing  originated  for  installment  receivables of
$350.6 million; (2) financing for IBM software and  services
of  $1,563.0  million; (3)   installment and lease financing
for state and local government customers of  $429.4  million for  the  account  of IBM; and (4) other financing of $957.8 million for IBM equipment, as well as non-IBM equipment,  to meet IBM customers' total solution requirements.

The  Company's  capital  lease  portfolio primarily includes
direct financing leases.   Direct financing  leases  consist
principally  of IBM advanced information processing products with terms generally  ranging  from  three  to  four  years.
Operating   leases   consist  principally  of  IBM  advanced
information processing products with  terms  generally  from two to four years.

The   decline  in  working  capital  financing  originations
reflects volume decreases in IBM's workstation products  and non-IBM  products  for  remarketers  financed by the Company throughout 1998. Working capital financing receivables arise primarily from secured  inventory  and  accounts  receivable financing  for  dealers  and  remarketers of IBM and non-IBM
products.   Payment terms for  inventory  secured  financing
generally  range from 30 days to 75 days.  Payment terms for accounts receivable secured financing generally  range  from
30 days to 90 days.




















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

Remarketing results comprise income from  follow-on  capital and  operating  leases  and gross profit on equipment sales, net of write-downs in  residual  values  of  certain  leased
equipment.    For  the  year  ended  December  31, 1998, the
remarketing activities contributed $222.0 million to  pretax earnings,  an  increase  of  5  percent compared with $211.4 million for 1997.

At December 31, 1998, the investment in remarketed equipment on capital and operating leases totaled $259.7 million, a decrease of 9 percent from the 1997 year-end investment of $285.5 million.

FINANCIAL CONDITION

ASSETS

Total assets decreased to  $16.4  billion  at  December  31,
1998,  compared  with  $16.6  billion  at December 31, 1997.
This decrease is primarily attributed to the sale of  $528.0 million  of  assets  related  to factored IBM receivables in
December 1998.   Refer to Relationship with IBM and  Related
Company  Transactions in the Notes to Consolidated Financial
Statements on page 24.  Additionally, the decline in working
capital  financing   originations,   partially   offset   by
increases  in  capital  equipment originations and financing for software and services  contributed  to  the  decline  in total assets.

Total  financing assets serviced by the Company, at December
31, 1998, and 1997, were $16.0  billion.    Total  financing
assets  serviced  include the remaining balance of financing receivables securitized and sold ($129.1  million  in  1998,
$176.8  million  in  1997),  capital  and  operating  leases
($8,885.5 million in 1998, $8,514.9 million in 1997),  loans receivable  ($3,041.2  million  in 1998, $2,381.3 million in
1997),  working  capital  financing  receivables   ($2,789.0
million  in  1998,  $3,249.3  million in 1997), subordinated interests in trusts resulting from  the  securitization  and sale  of  financing receivables ($2.0 million in 1998, $11.4
million  in  1997),  accounts  receivable   purchases   from
selected IBM subsidiaries ($292.3 million in 1998 and $824.0 million  in  1997)  and  other  assets ($.9 million in 1998,
$13.9 million in 1997).   Also included in  total  financing
assets  serviced  are state and local government installment and lease financing receivables of IBM  ($900.3  million  in
1998,  $849.9 million in 1997) that are not reflected on the
Company's Statement of Financial Position.


















FINANCIAL CONDITION (Continued)

LIABILITIES

The  assets  of  the  Company  were  financed with $10,751.1 million of debt at December 31, 1998, a decrease  of  $317.2 million,  from  $11,068.3 million at December 31, 1997. This decrease was the result of decreases in short-term notes  of
$130.8  million,  short-term  debt  payable to IBM of $980.6 million, commercial  paper  of  $703.2  million,  offset  by increases  in  long-term  debt  payable  to  IBM of $1,481.4
million and long-term debt of $16.0 million.    Included  in
long-term  debt,  IBM,  at  December  31, 1998, was $2,070.7 million payable to IBM at market terms and conditions,  with maturity  dates  ranging  from  April  27, 2000, to June 25,
2003.   Additionally, included in long-term  debt,  IBM,  at
December  31,  1997,  was  $589.3 million, payable at market terms and  conditions,  with  maturity  dates  ranging  from
August 21, 2000, to February 26, 2001.

The Company has the option, as approved by the Board of Directors on December 31, 1998, to issue and sell debt securities in domestic and foreign markets based upon its need for such funding.

At December 31, 1998, the Company had available $2.2 billion of a shelf registration with  the  Securities  and  Exchange
Commission for the issuance of debt securities.  This allows the Company rapid access to domestic financial markets.  The
Company  intends  to continue to issue debt securities under
this  shelf  registration.     The  Company  has   no   firm
commitments  for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has  the  option,  together  with  IBM  and  IBM
International   Finance,   N.V.,  to  issue  and  sell  debt
securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to  4.0  billion  in  Euro
(e),  or  its equivalent in any other currency.  At December
31, 1998, there was e1.8 billion available for the  issuance
of  debt  securities  under  this program.   The Company may
issue debt securities over the next twelve months under this program, dependent on prevailing market conditions  and  its need for such funding.

The  Company  has  the  option,  as approved by the Board of
Directors on November 1, 1996, to sell,  assign,  pledge  or transfer  up  to  $3.0  billion  of  assets to third parties
through December  31,  1999.    Included  within  this  $3.0
billion  authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities,  which
the  Company  has available.   The Company's issuance of any
asset-backed securities over the next  twelve  months  under this  shelf  registration  is dependent on prevailing market conditions and its need for such funding

The Company is an authorized borrower of up to $3.0  billion under  a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for  $500.0  million.
The   Company   has  no  borrowings  outstanding  under  the
committed global credit facility or the liquidity agreement.












FINANCIAL CONDITION (Continued)

The  Company  and  IBM  have  signed  master loan agreements providing additional  funding  flexibility  to  each  other.
These  agreements  allow  for  short-term  (up  to  270-day)
funding, made available at market terms and conditions, upon
the request of either the Company or IBM.   The Company  had
borrowings  outstanding  under  this  arrangement  of  $58.2 million and $600.2 million at December 31, 1998,  and  1997,
respectively.    The  Company  and  IBM  have also signed an
additional master loan agreement which allows for  long-term funding, made available at market terms and conditions, upon
the  request  of the Company.   As of December 31, 1998, the
Company  had  $1,481.7  million   outstanding   under   this
agreement.     As  of  December  31,  1997,  there  were  no
borrowings  outstanding  under  this   agreement.      These
financing  sources,  along  with  the  Company's  internally generated cash and medium-term  note  and  commercial  paper programs,  provide  flexibility  to  the Company to grow its lease, working capital financing  and  loan  portfolios,  to fund working capital requirements and to service debt.

Amounts  due  to  IBM  and affiliates include trade payables arising from purchases of  equipment  for  term  leases  and
installment    receivables,    working   capital   financing
receivables  for  dealers  and  remarketers,  and   software
license  fees.    Also  included  in  amounts due to IBM and
affiliates are income  taxes  currently  payable  under  the intercompany  tax  allocation agreement.  Amounts due to IBM and affiliates decreased by approximately $169.8 million  to
$2,354.7 million at December 31, 1998, from $2,524.5 million
at  December  31,  1997.    The decrease was attributable to
decreases  in  the  amount  payable  for   working   capital
financing  receivables  during  the  fourth quarter of 1998, compared with the same period of 1997.

At December 31, 1998, the Company's debt to equity ratio was 5.7:1, compared with 6.6:1 at December 31, 1997.


TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $130.4  million  in
1998, compared with $209.6 million in 1997.  For 1998, total cash  provided before dividends reflects $2,549.8 million of cash used  in  investing  and  financing  activities  before dividends,  offset  by  $2,680.2 million of cash provided by operating activities.  For 1997, total cash provided  before
dividends   reflects   $2,410.8  million  of  cash  used  in
investing and financing activities before dividends,  offset
by   $2,620.4   million   of   cash  provided  by  operating
activities.  Cash and cash equivalents at December 31, 1998, totaled  $822.8  million,  an  increase  of  $30.4  million, compared with the balance at December 31, 1997.




























RESULTS OF OPERATIONS

INCOME FROM LEASES

Income  from  leases  increased 16 percent to $698.3 million for the year ended December 31, 1998, from $600.8 million in
1997.  The growth in capital equipment  financings  for  end
users   under  capital  and  operating  leases  during  1998
contributed to the overall increase in income  from  leases.
Income  from  leases  includes  lease  income resulting from
remarketing transactions.   Lease  income  from  remarketing
transactions  was  $192.4  million in 1998, an increase of 4 percent from 1997.

On a periodic  basis,  the  Company  reassesses  the  future residual  values  of its portfolio of leases.  In accordance with generally accepted accounting  principles,  anticipated increases  in  specific  future  residual  values may not be recognized before realization  and  are  thus  a  source  of potential future profits.  Anticipated decreases in specific future  residual values that are considered to be other than
temporary must be recognized currently.   A  review  of  the
Company's  $1,296.6  million  residual  value  portfolio  at
December 31, 1998,  indicated  that  the  overall  estimated future  value  of the portfolio continues to be greater than the value currently recorded, which  is  the  lower  of  the
Company's  cost  or  net  realizable  value.    The Company,
however, did record a $33.9 million reduction to income from leases during 1998 to recognize decreases  in  the  expected future residual value of specific leased equipment, compared with $34.7 million during 1997.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing decreased 8 percent to
$236.8  million  in  1998,  compared  with $257.6 million in
1997.   This decline was primarily  due  to  a  decrease  in
income  from  dealer  interest  caused  by lower outstanding receivable balances.

INCOME FROM LOANS

Income from loans increased 24 percent to $208.4 million in 1998, compared with $168.0 million in 1997. This increase resulted from higher asset balances, which were primarily due to an increase in financing originated for software and services during 1997 and 1998.

EQUIPMENT SALES

Equipment sales amounted to $510.2 million in 1998, compared with $442.1 million in 1997.  Contributing to this  increase in  equipment sales is the growth of equipment remarketed as
sales,  rather  than  as  operating  leases.    The  revenue
associated  with  outright  sales  and  sales-type leases is included in equipment sales.  Company-owned equipment may be sold or released to existing lessees or, when  equipment  is returned, to new users of that equipment.

Gross  profit  on equipment sales in 1998 was $63.4 million, an increase of 5 percent, compared  with  $60.6  million  in
1997.    The  gross  profit margin in 1998 decreased to 12.4
percent, compared with 13.7 percent in 1997.    The  mix  of


products  available  for sale and changing market conditions for certain used equipment during the applicable periods are
factors  contributing  to  the  decrease  in  gross   profit
margins.





       10 RESULTS OF OPERATIONS (Continued)

INCOME FROM FACTORED IBM RECEIVABLES

Income  from  factored  IBM  receivables  was $52.3 million,
compared with $26.5 million  in  1997.    This  increase  is
attributable to the fact that the Company entered into these agreements  with  selected  IBM  subsidiaries beginning June
1997.  On December 30, 1998, the Company sold the net assets of IBM  Credit  EMEA  Factoring  Company,  Ltd.  to  another
subsidiary   of  IBM,  IBM  International  Holdings  Finance
Company, Ltd. (IIHFC).  Refer to Relationship with  IBM  and
Related  Company  Transactions  in the Notes to Consolidated
Financial Statements on page 24 for additional details.

OTHER INCOME

Other income decreased 19 percent to $110.4 million in 1998, compared with $135.9 million in 1997. The decrease in other income is primarily attributable to a decline in the servicing fees from previously securitized IBM financing receivables, as compared with 1997, and to the gain on the sale of restricted securities during the first quarter of 1997, which did not occur in 1998.

INTEREST EXPENSE

As a result of the growth in end user financings originated, the Company has  experienced  an  increase  in  the  average
outstanding  debt  balance.    This  increase in the average
outstanding debt balance resulted in a 13 percent growth  in interest  expense  to  $611.2 million in 1998, compared with
$538.6 million in 1997.  The Company's 1997 average cost  of debt remained constant at 5.7 percent for 1998 and 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $211.3 million in 1998, a decrease of 7 percent compared with $228.2 million in 1997. This decrease is primarily due to reductions in the Company's resources resulting in a decline in compensation and related expenses.














































RESULTS OF OPERATIONS (Continued)

PROVISION FOR RECEIVABLE LOSSES

The  Company's  portfolio  of  capital  equipment leases and loans is predominantly with investment grade customers.  The
Company generally retains  ownership  or  takes  a  security interest  in any underlying equipment financed.  The Company provides for receivable losses at the  time  financings  are originated  and, from time to time, for capital equipment as
conditions  warrant.  The  portfolio   is   diversified   by
geography, industry and individual unaffiliated customer.

The   Company   provides   for   working  capital  financing
receivable  losses  on  the  basis  of   actual   collection
experience  and  estimated  collectibility  of  the  related
financing receivables.   With  the  continued  trend  toward
consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant.

At  December  31, 1998, and December 31, 1997, approximately
56 percent and 62  percent,  respectively,  of  the  working capital  financing receivables outstanding were concentrated
in ten working capital  accounts.    The  Company's  working
capital    financing    business   is   predominantly   with
non-investment grade customers. Such  financing  receivables are  typically  collateralized by the inventory and accounts receivable of the dealers and remarketers.  The Company  did not experience material losses in 1998 or 1997.  The Company does  not  believe that there is a risk of loss in this area that would have a material impact on its financial  position or results of operations.

The overall provision for receivable losses increased to $37.8 million in 1998, compared with $35.5 million in 1997.
This increase was primarily attributable to growth in the Company's outstanding receivables.

INCOME TAXES

Income taxes increased 23 percent to $200.7 million for  the year  ended  December  31, 1998, from $163.2 million for the
same  period  in  1997.     This   increase   is   primarily
attributable  to  the  increase  in  the  Company's  pre-tax
earnings for 1998, as compared with 1997.   In  addition,  a
decrease  in the Company's 1997 income tax expense due to an adjustment for prior years' tax liabilities  contributed  to the increase for 1998.

The Company expects its effective tax rate to approximate the statutory federal (35 percent) and state (4.4 percent, net of federal tax benefit) income tax rates in future years.

RETURN ON AVERAGE EQUITY

The 1998 results yielded a return on average equity of  17.2 percent, compared with 18.6 percent in 1997.















ACCOUNTING CHANGES

The   Company   implemented  the  following  new  accounting
standards in 1998, 1997 and 1996.  None of  these  standards had  a  material effect on the financial position or results of operations of the Company.

Effective January 1, 1997, the Company implemented Statement of Financial Accounting Standards  (SFAS)  125,  "Accounting
for   Transfer   and   Servicing  of  Financial  Assets  and
Extinguishments of Liabilities."    This  standard  provides
accounting   and   reporting  standards  for  transfers  and
servicing  of  financial  assets  and   extinguishments   of
liabilities.    The Company was generally in compliance with
this standard prior to adoption.

In the first quarter of 1998, the Company adopted SFAS  130,
"Reporting    Comprehensive   Income,"   which   established
standards   for   displaying   comprehensive   income    and
components.  For the years ended December 31, 1998 and 1997, respectively,  other  than net earnings, there were no items to report.

Effective December 31, 1998, the Company adopted  SFAS  131,
Disclosures  About  Segments  of  an  Enterprise and Related
information,"  which  establishes  standards  for  reporting
operating   segments  and  disclosures  about  products  and
services, geographic areas and major customers.    Refer  to
Segment  Reporting  in  the  Notes to Consolidated Financial
Statements on page 40.

In 1998, the Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards 133, "Accounting
for  Derivative  Instruments  and Hedging Activities."  This
statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as  either  assets  or  liabilities  in  the
statement   of   financial   position   and   measure  those
instruments at fair value.  The Company will adopt this  new standard  as of January 1, 2000.  Management does not expect the adoption to have a  material  impact  on  the  Company's results  of operations; however, the impact on the Company's financial statements is dependent upon the market values  of the  Company's derivatives and related financial instruments at the date of adoption.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to  enable
it   to   carry   out  its  mission  of  offering  customers
competitive leasing and financing and providing  information
technology   remarketers   with   inventory   and   accounts
receivable financing, which contributes to  the  growth  and stability of IBM earnings.


























YEAR 2000

The  "Year 2000 issue" arises because many computer hardware and software systems use only two digits  to  represent  the year.  As  a  result,  these  systems  and  programs may not process  dates  beyond  1999,  which  may  cause  errors  in
information  or  systems  failures.    Given the uncertainty
inherent in  any  assessment  of  the  potential  Year  2000 issues,  the  Company recognizes the need to remain vigilant and is continuing its analysis, assessment,  conversion  and contingency  planning  for  the  various  Year  2000 issues, across its business

With respect to its internal  systems,  the  potential  Year
2000   impacts   extend  beyond  the  Company's  information
technology  systems  to  its  physical  facilities  and  the manufacturing systems it applies to returned equipment after the  expiration  of leases.  The Company is addressing these issues as part of its own efforts and in  coordination  with its  parent  company,  IBM,  with  respect  to the Company's physical facilities  and  certain  applications  related  to human resources, finance, accounts receivable and invoicing, among  others.  Most conversion efforts have been completed, with extended system integration  planning  and  contingency planning  projects  scheduled throughout 1999.  Although the
Company believes its efforts will be successful and does not expect the total costs  of  such  efforts  to  exceed  $11.0 million over a multi-year period, any failure or delay could result  in  the  disruption  of  business and in the Company
incurring substantial additional expense.   To minimize  any
such   potential   impact,   the  Company  has  initiated  a
contingency planning effort.

The Year 2000 readiness of the Company's customers  and  the
hardware   and   software   offerings   from  the  Company's
suppliers, subcontractors and business  partners  may  vary.
Further, some commentators believe that a significant amount of litigation will arise from Year 2000 issues.  The Company continues  to  believe that it has good defenses to any such
claims brought  against  it.    The  Year  2000  issue  also
presents  a  number  of  other  risks and uncertainties that
could  affect   the   Company,   including   utilities   and
telecommunications  failures,  the lack of personnel skilled in the resolution of Year 2000 issues,  and  the  nature  of government responses to the issues, among others.  While the
Company  continues  to  believe  that  the Year 2000 matters discussed above will not  have  a  material  impact  on  its business,  financial  condition or results of operations, it remains uncertain whether or to what extent the Company  may be affected.

The  Year  2000  statements  set  forth above are designated
'Year 2000 Readiness Disclosures' pursuant to the Year  2000
Information and Readiness Disclosure Act (P.L. 105-271).



























FORWARD LOOKING STATEMENTS

Except   for  the  historical  information  and  discussions
contained herein, statements contained  in  this  Report  on
Form 10-K may constitute "forward looking statements" within the  meaning of the Private Securities Litigation Reform Act
of 1995.   These  statements  involve  a  number  of  risks,
uncertainties  and  other  factors  that  could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services  with  the  Company;  the  competitive environment  in  which  the Company operates; the success of the Company in developing strategies to manage debt  levels;
the  ultimate  impact of the various Year 2000 issues on the
Company's  business,  financial  condition  or  results   of
operations;  nonperformance  by  a  customer  of contractual
requirements;  the  concentration   of   credit   risk   and
creditworthiness  of the customers; the Company's associated collection  and  asset  management  efforts;  the  Company's determination  of  residual values; currency fluctuations on the associated debt and  liabilities;  changes  in  interest rates;  nonperformance  by  the  counterparty  in derivative transactions; the Company's ability to  attract  and  retain key  personnel; the Company's ability to manage acquisitions and alliances; legal, political  and  economic  changes  and other  risks,  uncertainties  and  factors  inherent  in the
Company's business and otherwise discussed in this Form 10-K and in the Company's other filings with the  Securities  and
Exchange Commission and in IBM's filings with the SEC.





































































ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

The   Company   regularly   assesses  these  risks  and  has
established  policies  and  business  practices  to  protect against  the  adverse  effects  of these and other potential exposures. As a result, the Company does not anticipate  any material  losses  in  these  areas. The Company manages this risk, in part, through the use of  a  variety  of  financial
instruments   including   derivatives,   as   explained   in
Significant Accounting Policies in the Notes to Consolidated
Financial Statements on page 22.

For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's debt and financial instruments.

The   financial  instruments  included  in  the  sensitivity
analysis consist of all  of  the  Company's  cash  and  cash
equivalents,   marketable   securities,  long-term  nonlease
receivables, investments, long-term and short-term debt  and all  derivative  financial instruments. Interest rate swaps, interest rate options and foreign currency swaps  constitute the Company's portfolio of derivative financial instruments.

To  perform  sensitivity  analysis, the Company assesses the risk of loss in fair values from the impact of  hypothetical changes  in  interest  rates  and  foreign currency exchange rates on market sensitive instruments. The market values for interest and foreign currency  exchange  risk  are  computed based  on the present value of future cash flows as impacted by the changes in the rates attributable to the market  risk
being  measured.    The  discount rates used for the present
value computations were selected based upon market  interest and  foreign  currency  exchange rates in effect at December
31, 1998.

The market values that result from  these  computations  are
compared   with   the   market  values  of  these  financial
instruments at December 31, 1998. The  differences  in  this comparison  are  the hypothetical gains or losses associated with each type of risk.

The results of the sensitivity analysis at December 31, 1998, are as follows:

INTEREST RATE RISK:

A 10 percent decrease in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of the Company's financial instruments by $28.0 million. A 10 percent increase in the levels of interest rates with all other variables held constant would result in an increase in the fair value of the Company's financial instruments by $24.0 million.



FOREIGN CURRENCY EXCHANGE RATE RISK:

A  10  percent  increase  in  the levels of foreign currency exchange rates  against  the  U.S.  dollar  with  all  other variables  held  constant  would result in a decrease in the fair value of the Company's financial instruments  by  $22.0
million.    A  10  percent decrease in the levels of foreign
currency exchange rates against the  U.S.  dollar  with  all other variables held constant would result in an increase in the  fair  value  of  the Company's financial instruments by
$22.0 million.





















































ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
<AUDIT-REPORT>

Report of Independent Accountants

To the Stockholder and Board of Directors of IBM Credit Corporation


In our opinion, the consolidated financial statements listed in  the  index  appearing  under  Item  14(a)  1. on page 45 present fairly, in  all  material  respects,  the  financial position  of  IBM Credit Corporation and its subsidiaries at
December 31, 1998,  and  1997,  and  the  results  of  their operations  and their cash flows for each of the three years in the period ended December 31, 1998,  in  conformity  with generally  accepted  accounting principles.  These financial
statements  are  the   responsibility   of   the   Company's
management;  our  responsibility is to express an opinion on
these  financial  statements  based  on  our  audits.     We
conducted  our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to  obtain  reasonable  assurance about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting  the  amounts  and  disclosures  in  the financial  statements,  assessing  the accounting principles used and  significant  estimates  made  by  management,  and evaluating the overall financial statement presentation.  We believe  that  our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Stamford, CT
January 21, 1999, except as to the Subsequent Events note on page 43, which is as of February 25, 1999.




















































                            -17-
</AUDIT-REPORT>







































IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

at December 31:

(Dollars in thousands)

                                                  1998           1997
                                              ___________     ___________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   822,844     $   792,471
  Marketable securities. . . . . . . . . . .       68,838         127,847
  Net investment in capital leases . . . . .    5,265,941       4,931,292
  Equipment on operating leases, net . . . .    3,619,585       3,583,641
  Loans receivable . . . . . . . . . . . . .    3,041,222       2,381,261
  Working capital financing receivables. . .    2,789,029       3,249,310
  Factored IBM receivables . . . . . . . . .      292,310         824,031
  Investments and other assets . . . . . . .      497,590         682,263
                                              ___________     ___________
Total Assets                                  $16,397,359     $16,572,116
                                              ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:

  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 6,618,695     $ 7,452,668
  Short-term debt, IBM . . . . . . . . . . .      158,527       1,139,113
  Due to IBM and affiliates. . . . . . . . .    2,354,650       2,524,475
  Interest and other accruals. . . . . . . .      440,248         423,243
  Deferred income taxes. . . . . . . . . . .      973,686         887,180
  Long-term debt . . . . . . . . . . . . . .    1,903,188       1,887,235
  Long-term debt, IBM. . . . . . . . . . . .    2,070,651         589,253
                                               __________      __________
     Total liabilities . . . . . . . . . . .   14,519,645      14,903,167
                                               __________      __________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1998 and 1997. . . . . . . . .      457,411         457,411
  Retained earnings. . . . . . . . . . . . .    1,420,303       1,211,538
                                               __________      __________
     Total stockholder's equity. . . . . . .    1,877,714       1,668,949
                                               __________     ___________
Total Liabilities and Stockholder's Equity    $16,397,359     $16,572,116
                                               ==========     ===========

The accompanying notes are an integral part of this statement.










                            -18-

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

For the year ended December 31:

(Dollars in thousands)
                                             1998        1997        199 6
                                           ___________ ___________ ___________
FINANCE AND OTHER INCOME:

  Income from leases:
    Capital leases . . . . . . . . . . . . $  334,365  $  276,956  $  301,803
    Operating leases (net of depreciation:
     1998 - $1,944,157; 1997 - $1,487,727
     and 1996 - $1,051,056). . . . . . . .    363,975     323,868     222,223
                                           ___________ ___________ ___________
                                              698,340     600,824     524,026

  Income from working capital financing. .    236,848     257,646     265,301
  Income from loans. . . . . . . . . . . .    208,434     167,955     148,781
  Equipment sales. . . . . . . . . . . . .    510,156     442,105     419,292
  Income from factored IBM receivables . .     52,283      26,505        -
  Other income . . . . . . . . . . . . . .    110,437     135,860     140,400
                                           ___________ ___________ ___________
    Total finance and other income . . . .  1,816,498   1,630,895   1,497,800
                                           ___________ ___________ ___________
COST AND EXPENSES:

  Interest . . . . . . . . . . . . . . . .    611,206     538,560     436,109
  Cost of equipment sales. . . . . . . . .    446,715     381,531     368,356
  Selling, general  and administrative . .    211,259     228,155     201,248
  Provision for receivable losses. . . . .     37,805      35,541      44,883
                                           ___________ ___________ ___________
    Total cost and expenses. . . . . . . .  1,306,985   1,183,787   1,050,596
                                           ___________ ___________ ___________
EARNINGS BEFORE INCOME TAXES . . . . . . .    509,513     447,108     447,204

Provision for income taxes . . . . . . . .    200,748     163,215     176,122
                                           ___________ ___________ ___________
NET EARNINGS . . . . . . . . . . . . . . .    308,765     283,893     271,082

Dividends  . . . . . . . . . . . . . . . .   (100,000)    (50,000)    (45,000)
Retained earnings, January 1 . . . . . . .  1,211,538     977,645     751,563
                                           ___________ ___________ ___________
Retained earnings, December 31 . . . . . . $1,420,303  $1,211,538  $  977,645
                                           =========== =========== ===========

The accompanying notes are an integral part of this statement.














                            -19-

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31:

(Dollars in thousands)                     1998         1997         1996
                                       ____________ ____________ ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings . . . . . . . . . . . .$  308,765   $   283,893  $   271,082
   Adjustments to reconcile net
    earnings to cash provided by
    operating activities:
   Depreciation and amortization. . . . 1,944,420     1,503,375    1,058,273
   Provision for receivable losses. . .    37,805        35,541       44,883
   Change in deferred income taxes. . .    86,058       125,686       96,328
   Increase in interest and other
    accruals. . . . . . . . . . . . . .    18,594        44,959       20,973
   Gross profit on equipment sales. . .   (63,441)      (60,574)     (50,936)
   Other items that provided cash:
     Proceeds from equipment sales. . .   510,156       442,105      419,292
     Change in amounts due IBM and
      affiliates. . . . . . . . . . . .  (168,090)      235,507      682,535
     Other, net . . . . . . . . . . . .     5,938         9,924       33,699
                                       ____________ ____________ ____________
Cash provided by operating activities . 2,680,205     2,620,416    2,576,129
                                       ____________ ____________ ____________
CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in capital leases . . . .(2,655,735)   (2,508,547)  (2,102,530)
   Collection of capital leases, net
    of income earned. . . . . . . . . . 2,066,450     1,756,020    1,609,881
   Investment in equipment on
    operating leases. . . . . . . . . .(1,982,280)   (2,295,438)  (1,800,522)
   Investment in loans receivable . . .(1,913,501)   (1,460,214)  (1,211,318)
   Collection of loans receivable,
    net of interest earned. . . . . . . 1,244,806       935,924      818,233
   Collection of (investment in)
    working capital financing
    receivables, net. . . . . . . . . .   455,869      (360,266)     246,561
   Purchase of factored IBM
    receivables . . . . . . . . . . . .(6,179,774)   (4,159,221)        -
   Collection of factored IBM
    receivables . . . . . . . . . . . . 6,183,446     3,335,190         -
   Proceeds from the sale of the net
    assets of IBM Credit EMEA Factoring
    Company, Ltd. . . . . . . . . . . .    11,737          -            -
   Purchases of marketable securities .   (82,165)      (21,500)     (69,418)
   Maturities of marketable securities.   141,207        53,001         -
   Cash payment for lease portfolio
    acquired. . . . . . . . . . . . . .      -         (334,909)        -
   Other, net . . . . . . . . . . . . .   (40,007)     (335,675)    (219,189)
                                       ____________ ____________ ____________

Cash used in investing activities . . .(2,749,947)   (5,395,635)  (2,728,302)
                                       ____________ ____________ ____________

The accompanying notes are an integral part of this statement.




                            -20-

IBM CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

For the year ended December 31:

(Dollars in thousands)                     1998         1997         1996
                                       ____________ ____________ ____________
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of
    long-term debt. . . . . . . . . . .  3,081,436    2,516,557      789,024
   Repayment of debt with original
    maturities of one year or more. . . (1,330,194)    (238,900)    (639,855)
   Repayment (issuance) of debt with
    original maturities within one
    year, net . . . . . . . . . . . . . (1,551,127)     707,199      343,999
   Cash dividends paid to IBM . . . . .   (100,000)     (50,000)     (45,000)
                                       ____________ ____________ ____________

Cash provided by financing activities .    100,115    2,934,856      448,168
                                       ____________ ____________ ____________

Increase in cash and cash equivalents .     30,373      159,637      295,995

Cash and cash equivalents, January 1  .    792,471      632,834      336,839
                                       ____________ ____________ ____________
Cash and cash equivalents, December 31 $   822,844  $   792,471  $   632,834
                                       ============ ============ ============

<F1>
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                 $   635,658  $   523,139  $   443,196
                                       ===========  ===========  ==========
<F2>
Supplemental schedule of noncash investing and financing activities:

The purchase price for the acquisition of selected assets from the leasing portfolio of General Electric Capital Technology Management Services Corporation during 1997 was financed by the Company, in part, through credits of $18.4 million that were applied against certain existing obligations to the Company.

During the first quarter of 1996, the Company issued to IBM 4 shares of capital stock, par value $1.00 per share, in exchange for assets IBM transferred to the Company. The assets transferred during 1996 had a net book value of $50.0 thousand, which approximated fair value, and a deferred tax asset value of $350.0 thousand. As a result, stockholder's equity was increased by $0.4 million during 1996.

<F3> The accompanying notes are an  integral  part  of  this statement.















                            -21-
























































      22 IBM CREDIT CORPORATION

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

Marketable Securities: The Company's marketable securities are available-for-sale and the carrying amount of the securities approximates market value.

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

Income Taxes: Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes on a separate company basis. In accordance with SFAS 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

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

RELATIONSHIP WITH IBM AND RELATED COMPANY TRANSACTIONS:

Pursuant to a Support Agreement between IBM and the Company, IBM has agreed to retain 100 percent of the voting capital stock of the Company, unless required to dispose of any or all such shares of stock pursuant to a court decree or order of any governmental authority that in the opinion of counsel to IBM may not be successfully challenged. IBM has also agreed to cause the Company to have a tangible net worth of at least $1.00 at all times. The Support Agreement provides that it shall not be deemed to constitute a guarantee by IBM to any party of the payment of any debt or other obligation, indebtedness or liability of the Company. The Support Agreement may not be modified, amended or terminated while any debt of the Company is outstanding, unless all holders of such debt have consented in writing.

Pursuant to an operating agreement, IBM provides collection, administration and other services and products for the Company and is reimbursed for the cost of these services and products. IBM charged the Company $97.5 million, $84.4 million and $64.8 million in 1998, 1997 and 1996, respectively, representing costs for lease services, employee benefit plans, facilities rental and staff support.

Additionally, the Company is compensated for services performed for IBM, primarily for management of IBM's state and local government receivables portfolio. These fees, amounting to $50.3 million, $51.8 million and $51.0 million in 1998, 1997 and 1996, respectively, are included in other income.

The operating agreement with IBM also provides that installment receivables, which include finance charges, may be purchased by the Company at a mutually agreed-upon price. The Company is reimbursed by IBM for any price adjustments and concessions that reduce the amount of receivables previously purchased by the Company.

Additionally, the operating agreement with IBM provides that IBM will offer term leases of the Company to creditworthy potential lessees. IBM's sales price of the equipment to the Company will typically be at the purchase price payable by the lessee, unless the Company is participating in unique IBM product offerings.

The Company provides accounts receivable and inventory financing, at market rates, to dealers and remarketers of IBM products. Included in income from working capital financing is fee income earned from IBM Personal Systems Group of $75.1 million, $73.1 million and $63.1 million in 1998, 1997 and 1996, respectively. Also included in income from working capital financing is fee income from other IBM divisions of $37.6 million, $27.3 million and $15.3 million in 1998, 1997 and 1996, respectively.

The Company also has an indemnification agreement with IBM. IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $8.2 million, $2.2 million and $10.5 million of such losses have been reimbursed by IBM in 1998, 1997 and 1996, respectively. See Working Capital



Financing   Receivables  note  on  page  30  for  additional
information.

The Company also provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $971.5 million and $1,054.4 million of such financings during 1998 and 1997, respectively. At December 31, 1998, and 1997, approximately $1,421.3 million and $1,255.0 million, respectively, of such financings were included in the lease and loan portfolio. Of these amounts, $1,289.2 million and $1,136.1 million were included in the Company's operating lease portfolio at December 31, 1998 and 1997, respectively. The finance income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was $172.0 million, $158.9 million and $110.1 million in 1998, 1997 and 1996, respectively. Interest and finance income of $9.2 million, $6.7 million and $1.9 million was earned from loans to IBM and affiliates in 1998, 1997 and 1996, respectively.

In June 1997, IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co., Ltd. (ICEFC), subsidiaries of the Company, entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC periodically purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables.

During 1998 and 1997, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $6,257.2 million and $4,222.2 million, respectively, for approximately $6,168.8 million and $4,159.2 million, respectively. The receivables acquired are short-term in nature and are denominated in
non-U.S. currencies. The purchase was financed by the Company through the issuance of short-term debt.
Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

On December 30, 1998, the Company sold assets amounting to $528.0 million, less liabilities of $516.3 million, resulting in a net amount of $11.7 million of ICEFC to another subsidiary of IBM, IBM International Holdings Finance Company, Ltd. (IIHFC). The assets were sold at book value, which approximated fair market value and therefore no gain or loss was recognized on the transaction.

On February 25, 1999, the Company sold certain assets of ICIFC to IIHFC. Refer to the Subsequent Events note on page
43 for additional information.

The Company has a liquidity agreement with IBM International Finance, N.V. (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this agreement, the Company has entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these agreements at December 31, 1998, and 1997.

The Company, together with IBM and IIF, has the option to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to 4.0 billion in Euro (e), or its equivalent in any other currency. As previously mentioned, at December 31, 1998, there was e1.8 billion available for the issuance of debt securities under this EMTN program.

The Company's intention to issue any debt securities during the next twelve months under this program is dependent on prevailing market conditions and the Company's need for such funding.

From time to time, the Company will either borrow funds from, or lend funds to IBM and its affiliates, at prevailing interest rates. The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to
270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The purpose of these agreements is to finance the borrower's assets, for working capital or for other general corporate purposes. At December 31, 1998, and 1997, the Company had borrowings outstanding under these agreements of $58.2 million and $600.2 million, respectively, payable to IBM.

The Company and IBM have signed an additional master loan agreement which allows for long-term funding, made available at market terms and conditions, upon the request of the Company. As of December 31, 1998, the Company had $1,481.7 million of borrowings outstanding under this agreement. These intercompany borrowings have due dates ranging from April 27, 2000, through June 25, 2003. As of December 31, 1997, there were no borrowings outstanding under this agreement.

Interest expense of $60.8 million, $29.3 million  and  $10.6 million was incurred on loans from IBM and affiliates during 1998, 1997 and 1996, respectively.

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

An intercompany tax allocation agreement (the Agreement) exists between the Company and its parent company, IBM. The Agreement aligns the settlement of federal and state tax benefits and/or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return and files separate state tax returns in selected states. Included in amounts due to IBM and affiliates at December 31, 1998, and 1997, are $30.5 million and $27.1 million, respectively, of current income taxes payable determined in accordance with the Agreement. Cash paid for income taxes to IBM and to states that require separate tax returns in 1998, 1997 and 1996 was $109.3 million, $18.4 million and
$113.3 million, respectively.

MARKETABLE SECURITIES:

The following is a summary of marketable securities at December 31, 1998, and 1997, all of which were available-for-sale. As of December 31, 1998, marketable securities consisted of debt securities and certificates of deposit. As of December 31, 1997, marketable securities consisted entirely of debt securities. Contractual maturities of the marketable securities at December 31, 1998, and December 31, 1997, are between nine months and five years. It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties.

(Dollars in thousands)                      1998       1997
                                          ________   ________
Corporate . . . . . . . . . . . . . . . . $ 20,840   $ 95,023
U.S. federal agency . . . . . . . . . . .     -        32,824
Certificates of deposit . . . . . . . . .   47,998       -
                                          ________   ________
Total, which approximates market value. . $ 68,838   $127,847
                                          ========   ========

NET INVESTMENT IN CAPITAL LEASES:

The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

Direct financing leases consist principally of IBM advanced information processing products with terms generally from three to four years. The components of the net investment in direct financing leases at December 31, 1998, and 1997, are as follows:

(Dollars in thousands)                          1998         1997
                                             ___________  ___________
Gross lease payments receivable . . . . .    $5,278,060   $4,922,989
Estimated unguaranteed residual values. .       397,529      327,239
Deferred initial direct costs . . . . . .        30,634       36,325
Unearned income . . . . . . . . . . . . .      (571,168)    (502,564)
Allowance for receivable losses . . . . .       (65,644)     (52,373)
                                             ___________  ___________
                                             $5,069,411   $4,731,616
                                             ===========  ===========
The   scheduled   maturities   of   minimum  lease  payments
outstanding at December 31, 1998, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 48%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 33
25 to 36 months . . . . . . . . . . . . . . . . . . . . 15
37 to 48 months . . . . . . . . . . . . . . . . . . . .  3
After 48 months . . . . . . . . . . . . . . . . . . . .  1
                                                       ____
                                                       100%
                                                       ====
Included in the net investment in capital leases are $17.7 million and $29.8 million of seller interest at December 31,



1998 and 1997, respectively, relating to the securitization of such leases.

Leveraged lease investments include coal-fired electric generating facilities, commercial aircraft and other non-IBM manufactured equipment. Leveraged leases have remaining terms ranging from two to twenty years. The components of the net investment in leveraged leases at December 31, 1998, and 1997, are as follows:

(Dollars in thousands)                          1998         1997
                                             __________   __________
Net rents receivable. . . . . . . . . .      $ 245,928    $ 254,059
Estimated unguaranteed residual values.         39,752       39,752
Unearned and deferred income. . . . . .        (85,788)     (90,773)
Allowance for receivable losses . . . .         (3,362)      (3,362)
                                             __________   __________
Investment in leveraged leases. . . . .        196,530      199,676
Less:  Deferred income taxes. . . . . .       (175,482)    (188,074)
                                             __________   __________
Net investment in leveraged leases. . .      $  21,048    $  11,602
                                             ==========   ==========

Refer to the note  on  page  31,  Allowance  for  Receivable
Losses, for a reconciliation of the direct financing leases and leveraged leases allowances for receivable losses.


EQUIPMENT ON OPERATING LEASES:

Operating  leases  consist  principally  of   IBM   advanced
information processing products with terms generally from two to four years. The components of equipment on operating lease at December 31, 1998, and 1997, are as follows:


(Dollars in thousands)                         1998          1997
                                           ____________  ____________
Cost. . . . . . . . . . . . . . . . . . .  $ 7,046,757   $ 6,640,874
Accumulated depreciation. . . . . . . . .   (3,427,172)   (3,057,233)
                                           ____________  ____________
                                           $ 3,619,585   $ 3,583,641
                                           ============  ============

Minimum future rentals were approximately $3,346.6 million at December 31, 1998. The scheduled maturities of the minimum future rentals at December 31, 1998, expressed as a percentage of the total, are due approximately as follows:

Within 12 months. . . . . . . . . . . . . . . . . . . . 55%
13 to 24 months . . . . . . . . . . . . . . . . . . . . 31
25 to 36 months . . . . . . . . . . . . . . . . . . . . 11
37 to 48 months . . . . . . . . . . . . . . . . . . . .  2
After 48 months . . . . . . . . . . . . . . . . . . . .  1
                                                       ____
                                                       100%
                                                       ====

LOANS RECEIVABLE:

Loans receivable include installment receivables that are principally financings of customer purchases of IBM advanced information processing products. Also included are other financings, comprising primarily IBM software and services. The components of loans receivable at December 31, 1998, and 1997, are as follows:


(Dollars in thousands)                      1998         1997
                                        ___________  ___________
Gross loans receivable . . . . . . .    $3,456,900   $2,736,356
Deferred initial direct costs. . . .        20,658       17,890
Unearned income. . . . . . . . . . .      (361,192)    (301,756)
Allowance for receivable losses. . .       (75,144)     (71,229)
                                        ___________  ___________
                                        $3,041,222   $2,381,261
                                        ===========  ===========


The scheduled maturities of loans receivable outstanding at December 31, 1998, expressed as a percentage of the total, are due approximately as follows:


Within 12 months . . . . . . . . . . . . . . . . . . . 46%
13 to 24 months. . . . . . . . . . . . . . . . . . . . 30
25 to 36 months. . . . . . . . . . . . . . . . . . . . 17
37 to 48 months. . . . . . . . . . . . . . . . . . . .  5
After 48 months. . . . . . . . . . . . . . . . . . . .  2
                                                      ____
                                                      100%
                                                      ====


Included in loans receivable are $3.1 million and $17.9 million at December 31, 1998, and 1997, respectively, that are due from the Company's term lease partnerships. Such loans are secured by the general pool of leases in the partnerships. Also included in loans receivable are $6.1 million and $6.2 million of seller interest at December 31, 1998, and 1997, respectively, relating to the securitization of such loans.

Refer to the note  on  page  31,  Allowance  for  Receivable
Losses,   for  a  reconciliation  of  the  loans  receivable
allowance for receivable losses.

WORKING CAPITAL FINANCING RECEIVABLES:

Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products and services. Inventory financing includes the financing of the purchase by these dealers and remarketers of advanced information processing products. As previously discussed in the note on page 24, Relationship with IBM and Related Company Transactions, the Company is reimbursed by IBM for certain losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $8.2 million, $2.2 million and $10.5 million of such losses have been reimbursed by IBM in 1998, 1997 and 1996, respectively. The total amount of working capital financing receivables outstanding that were subject to indemnification by IBM was $155.5 million and $131.1 million as of December 31, 1998 and 1997, respectively. With the continued trend toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. However, the Company has a secured position on most of its inventory and accounts receivable financing, which mitigates the amount of potential loss. The Company does not believe that there is a risk of loss that would have a material impact on its financial position or results of operations, and it provides for unsecured exposures based upon historical experience.

Payment terms for inventory-secured financing generally range from 30 days to 75 days. Accounts receivable financing includes the financing of trade accounts receivable for these dealers and remarketers. Payment terms for accounts receivable secured financing typically range from 30 days to 90 days. The components of working capital financing receivables at December 31, 1998, and 1997, are as follows:


(Dollars in thousands)
                                           1998         1997
                                        ___________  ___________
Working capital financing receivables   $2,806,165   $3,289,860
Allowance for receivable losses . . .      (17,136)     (40,550)
                                        ___________  ___________
                                        $2,789,029   $3,249,310
                                        ===========  ===========


Included in working capital financing receivables are $719.4 million and $742.9 million of seller interest at December 31, 1998, and 1997, respectively, relating to the securitization of such receivables. Additionally, the Company has $2,877.0 million of approved but unused working capital financing credit lines available to customers at December 31, 1998.

Refer  to  the  note  on  page  31, Allowance for Receivable
Losses,  for  a  reconciliation  of  the   working   capital
financing receivables allowance for receivable losses.

ALLOWANCE FOR RECEIVABLE LOSSES:

The  following  is  a  reconciliation  of  the allowance for
receivable  losses,  by  portfolio,  for  the  years   ended
December 31, 1998, 1997 and 1996:

(Dollars in thousands)           Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1998            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $167,514  $ 52,373    $ 3,362   $ 71,229  $ 40,550
Provision for
 receivable losses. .   37,805    24,659        -        8,735     4,411
Accounts written off
 (net of recoveries).  (44,522)  (11,904)       -       (5,491)  (27,127)
Transfers from (to)
 allowance for losses
 on receivables sold
 and other, net . . .      489       516        -          671      (698)
                      _________ _________ __________ __________ _________
End of year . . . . . $161,286  $ 65,644    $ 3,362    $75,144   $17,136
                      ========= ========= ========== ========== =========

                                 Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1997            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $170,254  $ 44,131    $ 6,036   $ 63,364  $ 56,723
Provision for
 receivable losses. .   35,541    22,271     (2,674)    11,800     4,144
Accounts written off
 (net of recoveries).  (46,328)  (15,321)      -        (5,453)  (25,554)
Transfers from
 allowance for losses
 on receivables sold
 and other, net . . .    8,047     1,292       -         1,518     5,237
                      _________ _________ __________ __________ _________
End of year . . . . . $167,514  $ 52,373    $ 3,362   $ 71,229  $ 40,550
                      ========= ========= ========== ========== =========

                                 Direct                         Working
                                Financing  Leveraged   Loans    Capital
        1996            Total    Leases     Leases   Receivable Fin. Rec.
_____________________ _________ _________ __________ __________ _________
Beginning of year . . $159,543  $ 46,266   $  6,104   $ 59,369  $ 47,804
Provision for
 receivable losses. .   44,883    17,940       -        13,260    13,683
Accounts written off
 (net of recoveries).  (40,849)  (22,104)      -       (11,686)   (7,059)
Transfers from (to)
 allowance for losses
 on receivables sold
 and other, net . . .    6,677     2,029        (68)     2,421     2,295
                      _________ _________ __________ __________ _________
End of year . . . . . $170,254    44,131    $ 6,036   $ 63,364  $ 56,723
                      ========= ========= ========== ========== =========

The amounts written off, net of recoveries, of working capital financing receivables in 1998 and 1997 primarily reflects previously identified and reserved exposures. The 1998 and 1997 provision for receivables losses reflects the Company's improved ability to effectively manage credit risk and contain losses.

The reconciliation of the allowance for receivable losses, by portfolio, presented on page 31, excludes the allowance for estimated credit losses on receivables sold, which was $1.0 million and $1.7 million at December 31, 1998, and 1997, respectively. Provisions for expected losses as they relate to receivables sold, are provided during the periods in which the receivables were originated. No material provisions were made for the years ended December 31, 1998, and 1997.

Also excluded from the reconciliation of the allowance for receivable losses, by portfolio, presented on page 31, is the allowance for estimated credit losses on factored IBM receivables, which was $6.3 million and $31.3 million at December 31, 1998, and 1997, respectively. The decrease in the allowance for receivable losses is attributable to the sale of the net assets of one of the Company's factoring subsidiaries in December 1998. Refer to the Relationship with IBM and Related Company Transactions note on page 24 for additional details. IBM factored receivables written off, net of recoveries, during 1998 and 1997 were $6.2 million and $2.8 million, respectively. Provisions for expected losses, as they relate to factored IBM receivables, are provided during the periods in which the receivables are purchased.

At December 31, 1998, 1997 and 1996, the allowance for receivable losses approximated 1.1 percent, 1.3 percent and
1.5 percent, respectively, of the Company's portfolio of leases, loans, factored IBM receivables and working capital financing receivables. The decline in this ratio from 1997 to 1998 was due to lower reserve requirements, based upon the Company's historical experience and its ability to effectively manage credit risk and contain losses.

INVESTMENTS AND OTHER ASSETS:

The components of investments and other assets  at  December
31, 1998, and 1997, are as follows:

(Dollars in thousands)
                                                   1998        1997
                                                 ________    ________
Receivables from customers  . . . . . . . . .    $196,700    $303,077
Investments in partnerships and other . . . .      73,001     170,994
Receivables from affiliates . . . . . . . . .     105,472      79,121
Due and deferred from receivable sales. . . .      29,990      35,928
Remarketing inventory . . . . . . . . . . . .      58,917      58,383
Other assets  . . . . . . . . . . . . . . . .      33,510      34,760
                                                 ________    ________
                                                 $497,590    $682,263
                                                 ========    ========




Due and deferred from receivable sales are net of the allowance for estimated credit losses on receivables sold and include subordinated interests in trusts, cash deposits held by trustee, receivables from investors and interest in excess servicing cash flows. Due and deferred from receivable sales are restricted assets subject to limited recourse provisions. There were no sales in 1998 and 1997 of financing receivables to investors. The Company acts as servicer for receivables securitized and sold, and is contingently liable for up to $313.7 million in the event of nonperformance, default or other loss relating to the outstanding pool balance at December 31, 1998, of IBM state and local government installment receivables securitized and sold. Adequate reserves exist to cover potential losses. Included in other assets at December 31, 1998, and 1997, are $15.3 million and $14.4 million, respectively, on deposit in restricted accounts, held as security deposits received from customers. Also included in other assets at December 31, 1998, and 1997, respectively, are $2.1 million and $4.1 million on deposit in restricted accounts for purposes of credit enhancement. The Company, as servicer, deposited the cash in connection with certain tax-exempt grantor trusts comprising pools of IBM state and local government installment receivables. The trustee of each grantor trust is entitled to draw upon the amounts in the restricted accounts, in the event of nonperformance, default or other loss relating to such installment receivables.

SHORT-TERM DEBT:

The components of short-term debt at December 31, 1998, and 1997, are as follows:



(Dollars in thousands)                              1998        1997
                                                 __________  __________
Commercial paper, with rates averaging
  5.9% in 1998 and 5.8% in 1997 . . . . . . . .  $3,198,864  $3,902,029
Other short-term debt, with rates averaging
  5.6% in 1998 and 5.7% in 1997 . . . . . . . .   2,303,756   2,134,245
Current maturities of long-term debt. . . . . .   1,116,075   1,416,394
                                                 __________  __________
                                                  6,618,695   7,452,668
IBM short-term borrowings . . . . . . . . . . .     158,527   1,139,113
                                                 __________  __________
                                                 $6,777,222  $8,591,781
                                                 ==========  ==========



The approximate weighted average effective interest rates above, are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1998, and 1997. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on commercial paper outstanding at December 31, 1998, and 1997, were 6.1 percent and 6.2 percent, respectively. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on other short-term debt outstanding at December 31, 1998, and 1997, were 5.2 percent and 5.7 percent, respectively. Other short-term debt primarily includes notes having maturities between nine and twelve months offered through the Company's medium-term note program.

LONG-TERM DEBT:

The components of long-term debt at December 31, 1998, and 1997, are as follows:


(Dollars in thousands)                             1998        1997
                                                __________  __________
Medium-term notes with original maturities
 ranging from 1999 to 2010, with rates
 averaging 5.7% in 1998 and 6.0% in 1997. . .   $3,015,075  $3,302,600
IBM loans payable, with original maturities
  ranging from 2000 to 2003 . . . . . . . . .    2,070,651     589,253
                                                __________  __________
                                                 5,085,726   3,891,853
Net unamortized premiums. . . . . . . . . . .        4,188       1,029
                                                __________  __________
                                                 5,089,914   3,892,882
Less:  Current maturities . . . . . . . . . .    1,116,075   1,416,394
                                                __________  __________
                                                $3,973,839  $2,476,488
                                                ==========  ==========


The approximate weighted average effective interest rates above are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1998, and 1997. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on medium-term notes outstanding at December 31, 1998, and 1997, were 5.3 percent and 6.0 percent, respectively. Discounts and premiums have the effect of modifying the stated rate of interest on long-term debt offerings.

Annual maturity of long-term debt at December 31, 1998, is as follows:

(Dollars in thousands)

1999 . . . . . . . . . . . . . . . . . . . $1,116,075
2000 . . . . . . . . . . . . . . . . . . .    546,000
2001 . . . . . . . . . . . . . . . . . . .    195,000
2002 . . . . . . . . . . . . . . . . . . .       -
2003 . . . . . . . . . . . . . . . . . . .    258,000
2004 and thereafter  . . . . . . . . . . .    900,000
                                           __________
                                           $3,015,075
                                           ==========


RATIO OF EARNINGS TO FIXED CHARGES:

The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 1.83, 1.83 and 2.02 for the years ended December 31, 1998, 1997 and 1996, respectively.

       35 PROVISION FOR INCOME TAXES:

The components of the provision for income taxes are as follows:

(Dollars in thousands)
                                   1998         1997         1996
                                 _________   _________    _________
Federal:
   Current . . . . . . . . . .   $  93,164   $  32,401    $  60,741
   Deferred. . . . . . . . . .      74,081     100,332       83,637
                                 _________   _________    _________
                                   167,245     132,733      144,378
                                 _________   _________    _________
State and local:
   Current . . . . . . . . . .      20,900       8,575       19,216
   Deferred. . . . . . . . . .      12,603      21,907       12,528
                                 _________   _________    _________
                                    33,503      30,482       31,744
                                 _________   _________    _________
   Total provision . . . . . .   $ 200,748   $ 163,215    $ 176,122
                                 =========   =========    =========

Changes in the deferred tax assets and liabilities resulting
from  temporary  differences  between  financial   and   tax
reporting are as follows:


(Dollars in thousands)                              1998         1997
                                                 ___________ ___________
  Deferred tax assets (liabilities):

     Provision for receivable losses. . . . . .  $   87,623   $  75,477
     Lease income and depreciation. . . . . . .  (1,017,373) (1,014,615)
     Other, net . . . . . . . . . . . . . . . .     (43,936)     51,958
                                                 ___________ ___________
  Deferred income taxes . . . . . . . . . . . .  $ (973,686)  $(887,180)
                                                 =========== ===========

The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:



                                         1998       1997     1996
                                         _____      _____    _____
Federal statutory rate. . . . . . . .    35.0%      35.0%    35.0%
State and local taxes, net of
 federal tax benefit  . . . . . . . .     4.3        4.4      4.4
Adjustments to prior years' tax
 liabilities  . . . . . . . . . . . .      -        (2.9)      -
Other, net  . . . . . . . . . . . . .      .1         -        -
                                         _____      _____    _____
Effective income tax rate . . . . . .    39.4%      36.5%    39.4%
                                         =====      =====    =====



FINANCIAL INSTRUMENTS:

The Company has used derivative instruments as an element of its risk management strategy for many years. Although derivatives entail risk of nonperformance by counterparties, the Company manages this risk by establishing explicit dollar and term limitations that correspond to the credit rating of each carefully selected counterparty. The Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its results of operations or financial position in the future.

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

The tables on page 37 summarize the notional value, maturity dates, weighted average receive and pay rates and net unrealized gain (loss) of derivative financial instruments by category at December 31, 1998, and 1997. The notional value at December 31 provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk.

(Dollars in thousands)

At December 31, 1998:

                      Notional                Weighted Average Rate
     Type              Amount     Maturities   Receive       Pay
____________________  __________  __________  _____________________
Swap to Fixed         $2,390,000  1999-2002     4.98%       5.91%
Swap to Floating       2,371,450  1999-2008     5.70%       5.14%
Currency Related         339,547    1999         n/a *       n/a *
Int. Rate Cap/Floor      200,000    1999         n/a *       n/a *
                      __________
                      $5,300,997
                      ==========

At December 31, 1998  (Continued):

                      Notional  Unrealized  Unrealized  Net Unrealized
     Type             Amount    Gross Gain Gross (Loss)  Gain (Loss)
____________________ __________ __________ ____________ ______________
Swap to Fixed        $2,390,000   $   917    $(27,490)    $(26,573)
Swap to Floating      2,371,450    21,951      (2,181)      19,770
Currency Related        339,547       543     (15,855)     (15,312)
Int. Rate Cap/Floor     200,000      -           (178)        (178)
                     __________ __________ ____________ ______________
                     $5,300,997   $23,411    $(45,704)    $(22,293)
                     ========== ========== ============ ==============

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
                     ========== ========== ============ ==============

* n/a:  not applicable

At December 31, 1998, approximately 47 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 46 percent fixed rate debt and 54 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 52 percent fixed rate debt and 48 percent floating rate debt. At December 31, 1997, about 57 percent of the Company's total debt was hedged through the use of currency and interest rate related agreements. Before the effects of such agreements, the Company's debt comprised approximately 27 percent fixed rate debt and 73 percent floating rate debt. After the effects of such agreements, the Company's debt consisted of approximately 41 percent fixed rate debt and 59 percent floating rate debt.

The approximate weighted average effective interest rates for the commercial paper, other short-term debt, medium-term notes and other long-term debt, as disclosed in the notes on pages 33 and 34, Short-Term Debt and Long-Term Debt, include the effects of interest rate swap agreements.

Fair value is a theoretical measure valid only at a particular point in time and whose sensitivity is based on certain assumptions. As such, fair value can represent only a possible value that may never actually be realized.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate.

Cash and cash equivalents: The carrying amount approximates fair value due to the short maturities of these instruments.

Marketable  securities:    The  carrying amount approximates
fair value, which is estimated using quoted market prices.

Loans  receivable:    The  fair  value   is   estimated   by
discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings with the same remaining maturities.

Working capital financing receivables: The carrying amount approximates fair value due to the short maturities of most of these instruments.

Due and deferred from receivable sales: The carrying amount approximates fair value.

Short- and long-term debt and current maturities of long-term debt: The fair value of these instruments is estimated by discounting the future cash flows using the current rates offered to the Company for debt with the same maturities.

Interest rate related and currency related agreements: The fair value of these instruments has been estimated as the amount the Company would receive or pay to terminate the agreements, taking into consideration current interest and currency exchange rates.

The following table summarizes the carrying amount and the estimated fair value of all of the Company's financial instruments:

(Dollars in thousands)
                                             Carrying          Estimated
At December 31, 1998:                        Amount            Fair Value
                                            __________        ___________

 Cash and cash equivalents                  $  822,844        $  822,844
 Marketable securities                          68,838            68,838
 Loans receivable                            3,041,222         3,164,109
 Working capital financing receivables       2,789,029         2,789,029
 Short-term debt (excluding current
   maturities of long-term debt)             5,661,147         5,698,298
 Long-term debt and current
   maturities of long-term debt              5,089,914         5,160,904
 Off-balance-sheet derivatives:
     Currency related --
        Assets                                    -                  581
        Liabilities                               -               16,113
     Interest rate related --
        Assets                                    -               40,221
        Liabilities                               -               33,794

                                             Carrying          Estimated
At December 31, 1997:                        Amount            Fair Value
                                            __________        ___________

 Cash                                       $  792,471        $  792,471
 Marketable securities                         127,847           127,847
 Loans receivable                            2,381,261         2,462,666
 Working capital financing receivables       3,249,310         3,249,310
 Short-term debt (excluding current
   maturities of long-term debt)             7,175,387         7,109,671
 Long-term debt and current
   maturities of long-term debt              3,892,882         3,962,879
Off-balance-sheet derivatives:
     Currency related --
        Assets                                    -                2,370
        Liabilities                               -               41,274
     Interest rate related --
        Assets                                    -               14,385
        Liabilities                               -               22,267

The Company has financial guarantees amounting to $313.7 million and $206.7 million at December 31, 1998, and 1997, respectively. Additionally, the Company has approved but unused working capital financing lines of credit available to customers amounting to $2,877.0 million and $2,069.1 million, at December 31, 1998, and 1997, respectively.

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

SEGMENT REPORTING:

The Company  is  organized  on  the  basis  of  its  finance
offerings.   The Company's reportable segments are strategic
business units that offer different financing solutions based upon the customer's needs.

The Company's operations are conducted primarily through its two operating segments: customer financing and commercial financing. The customer financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The commercial financing segment provides secured inventory and accounts receivable financing ("working capital financing") for dealers and remarketers of information industry products.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies on page 22. Segment data includes an allocation of interest expense and all corporate headquarters costs to each of its operating segments. Interest expense is allocated primarily on the basis of a planned leverage ratio using an average interest rate. Corporate headquarters expenses are allocated on the basis of headcount, an annual survey of the corporate staff to determine the time spent on each business segment, and asset utilization depending upon the type of expense. The Company evaluates the performance of its segments and allocates resources to them based upon their earnings before taxes.

The  following  schedules represent disaggregated income and
expense  information  for  both  segments.    There  are  no
intersegment transactions.

For the Years Ending December 31:

                                 Customer      Commercial
         1998                    Financing     Financing        Total
___________________________    ____________  ______________ ____________

Revenues. . . . . . . . . .    $  1,458,858   $    239,328   $ 1,698,186
Interest expense. . . . . .    $    466,774   $     59,718   $   526,492
Earnings before income
  taxes . . . . . . . . . .    $    346,282   $    130,450   $   476,732
Assets. . . . . . . . . . .    $ 12,164,432   $  2,859,027   $15,023,459

         1997
___________________________

Revenues. . . . . . . . . .    $  1,258,095   $    260,508   $ 1,518,603
Interest expense. . . . . .    $    406,111   $     71,265   $   477,376
Earnings before income
  taxes . . . . . . . . . .    $    267,173   $    132,709   $   399,882
Assets. . . . . . . . . . .    $ 11,144,390   $  3,402,325   $14,546,715

         1996
___________________________

Revenues. . . . . . . . . .    $  1,128,695   $    268,710   $ 1,397,405
Interest expense. . . . . .    $    304,751   $     84,997   $   389,748
Earnings before income
  taxes . . . . . . . . . .    $    278,434   $    120,871   $   399,305
Assets. . . . . . . . . . .    $  8,846,096   $  3,012,746   $11,858,842

A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts are as follows:

                                  1998          1997           1996
                               ____________  ____________  ____________
Revenues:
Total revenues for reportable
  segments . . . . . . . . . . $  1,698,186  $  1,518,603  $  1,397,405
Other revenues . . . . . . . .      118,312       112,292       100,395
                               ____________  ____________  ____________

Total consolidated revenues. . $  1,816,498  $  1,630,895  $  1,497,800
                               ============  ============  ============
Interest Expense:
Total interest expense for
  reportable segments. . . . . $    526,492  $    477,376  $    389,748
Other interest expense . . . .       84,714        61,184        46,361
                               ____________  ____________  ____________

Total consolidated interest
  expense  . . . . . . . . . . $    611,206  $    538,560  $    436,109
                               ============  ============  ============

Earnings Before Income Taxes:
Total earnings before income
  taxes. . . . . . . . . . . . $    476,732  $    399,882  $    399,305
Other earnings before income
  taxes. . . . . . . . . . . .       32,781        47,226        47,899
                               ____________  ____________  ____________
Total consolidated earnings
  before income taxes  . . . . $    509,513  $    447,108  $    447,204
                               ============  ============  ============
Assets:
Total assets for reportable
  segments . . . . . . . . . . $ 15,023,459  $ 14,546,715  $ 11,858,842
Other assets . . . . . . . . .    1,373,900     2,025,401     1,087,297
                               ____________  ____________  ____________

Total consolidated assets  . . $ 16,397,359  $ 16,572,116  $ 12,946,139
                               ============  ============  ============

For the year ended December 31, 1998, Customer Financing revenue increased 16 percent to $1,458.9 million from $1,258.1 million for the year ended December 31, 1997. This is primarily due to growth in the customer financing lease and loan portfolio, as well as increased remarketing sales.

Earnings before income taxes for Customer Financing increased 30 percent to $346.3 million for 1998, as compared with 1997. This is primarily due to the increase in revenue, reductions in selling, general and administrative expenses and provision for doubtful accounts in 1998, as compared with 1997.

Commercial Financing revenue decreased 8 percent to $239.3 million for the year ended December 31, 1998, as compared with the prior year. This is due to a decrease in income from dealer interest due to lower average receivable balances outstanding during 1998, as compared with 1997.

Earnings before income taxes for Commercial Financing decreased 2 percent to $130.4 million for 1998, from $132.7 million for 1997. This decrease is primarily attributable to a decrease in income from dealer interest, offset by the shift towards higher margin fee income earned from IBM.

For the year ended December 31, 1997, Customer Financing revenue increased 11 percent to $1,258.1 million from $1,128.7 million for the year ended December 31, 1996. This is primarily due to increased originations throughout the year.

Earnings before income taxes for Customer Financing decreased 4 percent to $267.2 million for the year ended December 31, 1997, as compared with the prior year. This is primarily due to increased competitive pressures in the end user financing environment and increases in selling, general and administrative expenses due to growth in the segment's resources.

Commercial Financing revenue decreased 3 percent to $260.5 million for the year ended December 31, 1997, as compared with $268.7 million for the year ended December 31, 1996. This is attributable to a decline in income from dealer interest due to lower average working capital financing receivables outstanding during 1997, partially offset by an increase in fee income earned from IBM for the year.

SEGMENT REPORTING (Continued):

Earnings before income taxes for Commercial Financing of $132.7 million increased 10 percent for the year ended December 31, 1997, as compared with the prior year. This increase is primarily attributable to a shift in commercial financing revenue towards higher margin fee income earned from IBM and a decline in the provision for receivable losses due to lower reserve requirements.

The Company's business is conducted principally in the United States; foreign operations are not material.

For the years ended December 31, 1998, 1997 and 1996, one customer, IBM, accounted for approximately $542.2 million, $456.6 million and $319.7 million, respectively, of the Company's consolidated revenues of both the customer financing and commercial financing segments.

The  Company  continues  to  evaluate   its   organizational
structure which could lead to changes in future reportable segments.

SUBSEQUENT EVENTS:

On January 29, 1999, the Company's Board of Directors declared a $75.0 million dividend, payable to IBM on February 22, 1999.

On February 25, 1999, the Company sold assets of ICIFC amounting to $274.3 million, less liabilities of $.6 million, for a net amount of $273.7 million to IIHFC. The net assets were sold at book value, which approximated fair value, and therefore no gain or loss was recognized on this transaction.

SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited)

(Dollars in thousands)

                   Finance                        Gross Profit
                  and Other  Interest  Equipment  on Equipment    Net
                   Income    Expense     Sales        Sales     Earnings
                 __________  ________  ________   ____________  ________
1998
____

First Quarter . .$  432,371  $156,161  $109,829   $ 15,295      $ 75,690
Second Quarter. .   421,117   155,175    95,111      9,789        71,605
Third Quarter . .   432,593   148,420   103,971     10,606        79,949
Fourth Quarter. .   530,417   151,450   201,245     27,751        81,521
                 __________  ________  ________   __________    ________
                 $1,816,498  $611,206  $510,156   $ 63,441      $308,765
                 ==========  ========  ========   ==========    ========
1997
____

First Quarter . .$  365,891* $112,966  $ 86,655   $  11,305     $ 79,183
Second Quarter. .   363,110   126,824    85,459      12,566       68,583
Third Quarter . .   421,590   143,749   128,961      18,343       62,439
Fourth Quarter. .   480,304   155,021   141,030      18,360       73,688
                 ___________ ________  _________    _______     ________
                 $1,630,895  $538,560  $442,105     $60,574     $283,893
                 =========== ========  =========    =======     ========
1996
____

First Quarter . .$  374,179* $106,280  $106,488     $18,689     $ 73,928
Second Quarter. .   368,114   106,931   101,432      17,626       74,075
Third Quarter . .   359,648   110,362    76,367       7,670       71,610
Fourth Quarter. .   395,859   112,536   135,005       6,951       51,469
                 ___________ ________  ________     _______     ________
                 $1,497,800  $436,109  $419,292     $50,936     $271,082
                 =========== ========  ========     =======     ========

* During the first quarter of 1997 and 1996, the Company recognized a pretax gain of $10.7 million and $9.3 million, respectively, upon the sale of certain restricted securities.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE:

     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
     Omitted pursuant to General Instruction I.

ITEM 11.  EXECUTIVE COMPENSATION:
     Omitted pursuant to General Instruction I.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT:
     Omitted pursuant to General Instruction I.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
     Omitted pursuant to General Instruction I.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K:

     (a) The following documents are filed as part of this report:

      1.   Consolidated Financial Statements
           included in Part II of this report:

             Report of Independent Accountants (page 17).

             Consolidated Statement of Financial Position at
December
             31, 1998, and 1997 (page 18).

             Consolidated Statement of Earnings and Retained
Earnings
             for the year ended December 31, 1998, 1997  and
1996
             (page 19).

             Consolidated Statement of Cash Flows for the year ended
             December 31, 1998, 1997 and 1996 (pages 20  and
21).

             Notes   to  Consolidated  Financial  Statements
(pages 22
             through 44).

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

       3. Exhibits required to be filed by Item 601 of Regulation S-K:
            Included in this Form 10-K:

       Exhibit Number
       _______________

                 I.       Trust  Agreement  dated   03/05/99
relating to the
                      Company's    Euro   Medium-Term   Note
Programme

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

             Power of Attorney of Jeffrey D. Serkes

    (b)  Reports on Form 8-K:
             A Form 8-K dated October 20, 1998, was filed with respect
             to the Company's financial results for the period ended
             September 30, 1998.

[SIGNATURE]
                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             IBM CREDIT CORPORATION
                                  (Registrant)

                             By:  /s/Joseph C. Lane
                                  ________________________
                                  (Joseph C. Lane)
                                         President
Date:  March 26, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 26, 1998.

Signature                      Title
_________                      _____

_/s/Joseph C. Lane__
____________________
(Joseph C. Lane)               President and Director

_/s/Kimberly A. Kispert____
___________________________
(Kimberly A. Kispert)          Vice President, Finance,
                               and Chief Financial Officer and Director
_/s/John V. Palermo Jr.____
___________________________
(John V. Palermo Jr.)          Controller and Treasurer



                                                   /s/Kimberly A. Kispert
Jeffrey D. Serkes              Director        BY: ________________________
                                                   (Kimberly A. Kispert)
                                                    Attorney-in-fact

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

       (2)         Plan of acquisition, reorganization,          Not
                   liquidation or succession.                    applicable

       (3)         Certificate of Incorporation and By-Laws

                   The Certificate of Incorporation of IBM
                   Credit Corporation is filed pursuant to
                   Form 10-Q for the quarterly period ended
                   June 30, 1993, on August 10, 1993, and is hereby incorporated by reference.

                   The By-Laws of IBM Credit Corporation are filed pursuant to the annual report on Form 10-K for the fiscal year ended December 31, 1996, on March 25, 1997, and are hereby incorporated by reference.

       (4)(a)      Instruments defining the rights of
                   security holders.

                   Trust Agreement dated March 5, 1999 related   I
                   to the Company's Euro Medium-Term Note
                   Programme.

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