Form 10-Q
period 1999-03-31
IBM CREDIT CORP
filed 1999-05-13
CIK 353524

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended March 31, 1999

               Commission file number 1-8175
               _____________________________



                   IBM CREDIT CORPORATION

   ______________________________________________________
   (Exact name of registrant as specified in its charter)

                DELAWARE                           22-2351962
        ________________________     ____________________________________
        (State of incorporation)     (IRS employer identification number)


      North Castle Drive, MS NCA-306
           Armonk, New York                                   10504-1785
 ________________________________________                    ____________
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  914-765-3000
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

As of April 30, 1999, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at April 30, 1999: NONE.

The registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                           INDEX
                           _____







Part I - Financial Information:                                    Page
                                                                   ____


   Item 1.   Financial Statements:

      Consolidated Statement of Financial Position
      at March 31, 1999 and December 31, 1998 . . . . . . . . . . . .1



      Consolidated Statement of Earnings for the three
      months ended March 31, 1999 and 1998. . . . . . . . . . . . . .2



      Consolidated Statement of Cash Flows for the three
      months ended March 31, 1999 and 1998. . . . . . . . . . . . . .3



      Notes to Consolidated Financial Statements. . . . . . . . . . .5



   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . .10



Part II - Other Information . . . . . . . . . . . . . . . . . . . . .19


                   IBM CREDIT CORPORATION

        CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)
                                                   At            At
                                                March 31,    December 31,
                                                  1999          1998
                                              _____________  ____________
ASSETS:

  Cash and cash equivalents. . . . . . . . .  $   888,705    $   822,844
  Marketable securities. . . . . . . . . . .       36,760         68,838
  Net investment in capital leases . . . . .    5,240,467      5,265,941
  Equipment on operating leases, net . . . .    3,439,950      3,619,585
  Loans receivable . . . . . . . . . . . . .    2,981,368      3,041,222
  Working capital financing receivables. . .    2,311,955      2,789,029
  Factored IBM receivables . . . . . . . . .        -            292,310
  Investments and other assets . . . . . . .      581,718        497,590
                                              ___________    ___________
Total Assets                                  $15,480,923    $16,397,359
                                              ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:


  Liabilities:

  Short-term debt. . . . . . . . . . . . . .  $ 5,785,858    $ 6,618,695
  Short-term debt, IBM . . . . . . . . . . .      477,918        158,527
  Due to IBM and affiliates. . . . . . . . .    1,322,089      2,354,650
  Interest and other accruals. . . . . . . .      299,318        440,248
  Deferred income taxes. . . . . . . . . . .    1,041,398        973,686
  Long-term debt . . . . . . . . . . . . . .    2,177,201      1,903,188
  Long-term debt, IBM. . . . . . . . . . . .    2,483,150      2,070,651
                                              ___________    ___________
     Total liabilities . . . . . . . . . . .   13,586,932     14,519,645
                                              ___________    ___________
  Stockholder's equity:

  Capital stock, par value $1.00 per share
     Shares authorized: 10,000
     Shares issued and outstanding:
       936 in 1999 and 1998  . . . . . . . .      457,411        457,411
  Retained earnings. . . . . . . . . . . . .    1,436,580      1,420,303
                                              ___________    ___________
     Total stockholder's equity. . . . . . .    1,893,991      1,877,714
                                              ___________    ___________
Total Liabilities and Stockholder's Equity    $15,480,923    $16,397,359
                                              ===========    ===========

The accompanying notes are an integral part of this statement.








                   IBM CREDIT CORPORATION

             CONSOLIDATED STATEMENT OF EARNINGS

            FOR THE THREE MONTHS ENDED MARCH 31:

(Dollars in thousands)
                                                    1999      1998
                                                  ________  ________
FINANCE AND OTHER INCOME:

  Income from leases:
     Capital leases . . . . . . . .              $ 88,015  $ 82,383
     Operating leases, net of
      depreciation. . . . . . . . .               107,004    84,454
                                                  ________  ________

                                                  195,019   166,837

  Income from working capital
   financing. . . . . . . . . . . .                52,545    66,180
  Income from loans . . . . . . . .                60,499    49,816
  Equipment sales . . . . . . . . .                97,623   109,829
  Income from factored IBM
   receivables. . . . . . . . . . .                 3,138    15,338
  Other income. . . . . . . . . . .                25,692    24,371
                                                  ________  ________
     Total finance and other
      income. . . . . . . . . . . .               434,516   432,371
                                                  ________  ________

COST AND EXPENSES:

  Interest. . . . . . . . . . . . .               138,730   156,161
  Cost of equipment sales . . . . .                90,000    94,534
  Selling, general, and
   administrative . . . . . . . . .                49,603    49,657
  Provision for receivable losses .                 5,564     7,119
                                                  ________  ________

     Total cost and expenses. . . .               283,897   307,471
                                                  ________  ________

EARNINGS BEFORE INCOME TAXES:                     150,619   124,900

Provision for income taxes. . . . .                59,342    49,210
                                                  ________  ________

NET EARNINGS:. . . . . . . . .                   $ 91,277  $ 75,690
                                                  ========  ========

The accompanying notes are an integral part of this statement.

                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:


(Dollars in thousands)                                 1999       1998
                                                    __________  _________
CASH FLOWS FROM OPERATING ACTIVITIES:


   Net earnings . . . . . . . . . . . . . . . . .   $  91,277  $  75,690
   Adjustments to reconcile net earnings to
    cash used in operating activities:
   Depreciation and amortization. . . . . . . . .     480,873    463,943
   Provision for receivable losses. . . . . . . .       5,564      7,119
   Increase in deferred income taxes. . . . . . .      67,712     30,428
   Decrease in interest and other accruals  . . .    (140,341)   (70,363)
   Gross profit on equipment sales. . . . . . . .      (7,623)   (15,295)
   Other items that provided (used) cash:
     Proceeds from equipment sales. . . . . . . .      97,623    109,829
     Decrease in amounts due IBM and affiliates .  (1,032,561)  (898,335)
     Other, net . . . . . . . . . . . . . . . . .         453      3,388
                                                    __________  _________
Cash used in operating activities . . . . . . . .    (437,023)  (293,596)
                                                    __________  _________

CASH FLOWS FROM INVESTING ACTIVITIES:


   Investment in capital leases . . . . . . . . .    (512,412)  (563,059)
   Collection of capital leases, net of income
    earned. . . . . . . . . . . . . . . . . . . .     497,796    570,078
   Investment in equipment on operating leases. .    (297,274)  (368,966)
   Investment in loans receivable . . . . . . . .    (371,607)  (318,368)
   Collection of loans receivable, net of
    income earned . . . . . . . . . . . . . . . .     428,941    333,856
   Purchase of factored IBM receivables . . . . .    (120,900)(1,556,471)
   Collection of factored IBM receivables . . . .     138,862  1,606,322
   Proceeds from the sale of the net
    assets of IBM Credit International
    Factoring Corporation . . . . . . . . . . . .     273,759       -
   Collection of working capital
    financing receivables, net  . . . . . . . . .     477,910    588,917
   Purchases of marketable securities . . . . . .     (24,390)   (29,000)
   Maturities of marketable securities. . . . . .      56,562     53,262
   Other, net . . . . . . . . . . . . . . . . . .    (142,499)  (126,330)
                                                   ___________ _________
Cash provided by investing activities . . . . . .     404,748    190,241
                                                   ___________ __________

The accompanying notes are an integral part of this statement.


                   IBM CREDIT CORPORATION

            CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS ENDED MARCH 31:


(Continued)


                                                     1999        1998
                                                  __________  _________
CASH FLOWS FROM FINANCING ACTIVITIES:


   Proceeds from issuance of long-term debt . . .    849,861    900,106
   Repayment of debt with original maturities
    of one year or more . . . . . . . . . . . . .   (137,776)  (105,962)
   Repayment of debt with original
    maturities within one year, net . . . . . . .   (538,949)  (824,504)
   Cash dividends paid to IBM . . . . . . . . . .    (75,000)   (25,000)
                                                  __________  _________
Cash provided by (used in) financing activities .     98,136    (55,360)
                                                  __________  _________
Change in cash and cash equivalents . . . . . . .     65,861   (158,715)
Cash and cash equivalents, January 1. . . . . . .    822,844    792,471
                                                  __________  _________
Cash and cash equivalents, March 31 . . . . . . .  $ 888,705  $ 633,756
                                                  ==========  =========




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

RATIO OF EARNINGS TO FIXED CHARGES:

The  ratio  of  earnings  to  fixed  charges  calculated  in
accordance   with   applicable   Securities   and   Exchange
Commission requirements was 2.09 and 1.80 for the three months ended March 31, 1999, and 1998, respectively.

ACCOUNTING CHANGES:

In the first quarter of 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which established standards for displaying comprehensive income and components. For the three-month periods ending March 31, 1999 and 1998, respectively, other than net earnings, there were no items to report.

Effective December 31, 1998, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting operating segments and disclosures about products and services, geographic areas and major customers. Refer to Segment Reporting in the Notes to Consolidated Financial Statements on page 7.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company will adopt this new standard as of January 1, 2000. Management does not expect the adoption to have a material effect on the Company's results of operations; however, the effect on the Company's financial position depends on the fair values of the Company's derivatives and related financial instruments at the date of adoption.

RELATED COMPANY TRANSACTIONS:

EQUIPMENT LEASING:
__________________

The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $150.0 million and $213.1 million of such financings during the three months ended March 31, 1999, and 1998, respectively. At March 31, 1999, and December 31, 1998, approximately $1,412.6 million and $1,421.3 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was approximately $42.2 million and $32.9 million in the first three months of 1999 and 1998, respectively.

WORKING CAPITAL FINANCING:
__________________________

The Company provides working capital financing, at market rates, to certain remarketers of IBM products. Included in income from working capital financing is $25.9 million and $30.6 million of fee income earned from divisions of IBM for the three months ended March 31, 1999, and 1998, respectively.

ACCOUNTS RECEIVABLE PURCHASES:
______________________________

In 1997, IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co.,LTD.(ICEFC), subsidiaries of the Company, entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC periodically purchased, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables. In December 1998 and February 1999, respectively, ICEFC and ICIFC sold to another subsidiary of IBM, IBM International Holdings Finance Company, Ltd. (IIHFC), all of their factoring assets and substantially all of their related liabilities.

During the three months ended March 31, 1999 and 1998, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $122.0 million and $1,578.2 million, respectively, for approximately $120.9 million and $1,556.5 million, respectively. The receivables acquired were short-term in nature and were denominated in non-U.S. currencies. The purchases were financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

SEGMENT REPORTING:
__________________

The Company is organized on the basis of its finance offerings. The Company's reportable segments are strategic business units that offer different financing solutions based upon the customer's needs.

The Company's operations are conducted primarily through its two operating segments: customer financing and commercial financing. The customer financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The commercial financing segment provides primarily secured inventory and accounts receivable financing ("working capital financing") for dealers and remarketers of information industry products.

The accounting policies of the segments are the same as those followed by the Company. Segment data includes an allocation of interest expense and all corporate headquarters costs to each of its operating segments. Interest expense is allocated primarily on the basis of a planned leverage ratio using an average interest rate. Corporate headquarters expenses are allocated on the basis of headcount, an annual survey of the corporate staff to determine the time spent on each business segment, and asset utilization depending upon the type of expense. The Company evaluates the performance of its segments and allocates resources to them based upon their earnings before taxes.

The following schedules represent disaggregated  income  and
expense  information  for  both  segments.    There  are  no
intersegment transactions.

For the Periods Ending March 31:

                                 Customer      Commercial
         1999                    Financing     Financing        Total
___________________________    ____________  ______________ ____________

Revenues. . . . . . . . . .    $    365,316   $     53,182   $   418,498
Interest expense. . . . . .    $    118,071   $     12,399   $   130,470
Earnings before income
  taxes . . . . . . . . . .    $    112,866   $     29,929   $   142,795

At March 31:

Assets. . . . . . . . . . .    $ 11,917,896   $  2,400,608   $14,318,504


For the Periods Ending March 31:

         1998
___________________________

Revenues. . . . . . . . . .    $    339,430   $     66,906   $   406,336
Interest expense. . . . . .    $    116,959   $     20,491   $   137,450
Earnings before income
  taxes . . . . . . . . . .    $     84,797   $     33,231   $   118,028

At December 31:

Assets. . . . . . . . . . .    $ 12,164,432   $  2,859,027   $15,023,459

A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts are as follows:

                                  1999          1998
                               ____________  ____________
Revenues:
Total revenues for reportable
  segments . . . . . . . . . . $    418,498  $    406,336
Other revenues . . . . . . . .       16,018        26,035
                               ____________  ____________

Total consolidated revenues. . $    434,516  $    432,371
                               ============  ============
Interest Expense:
Total interest expense for
  reportable segments. . . . . $    130,470  $    137,450
Other interest expense . . . .        8,260        18,711
                               ____________  ____________

Total consolidated interest
  expense  . . . . . . . . . . $    138,730  $    156,161
                               ============  ============

Earnings Before Income Taxes:
Total earnings before income
  taxes. . . . . . . . . . . . $    142,795  $    118,028
Other earnings before income
  taxes. . . . . . . . . . . .        7,824         6,872
                               ____________  ____________
Total consolidated earnings
  before income taxes  . . . . $    150,619  $    124,900
                               ============  ============

                                    At            At
                                 March 31,   December 31,
                                   1999          1998
                               ____________  ____________
Assets:
Total assets for reportable
  segments . . . . . . . . . . $ 14,318,504  $ 15,023,459
Other assets . . . . . . . . .    1,162,419     1,373,900
                               ____________  ____________

Total consolidated assets  . . $ 15,480,923  $ 16,397,359
                               ============  ============

For the quarter ended March 31, 1999, Customer Financing revenue increased 8 percent to $365.3 million from $339.4 million for the quarter ended March 31, 1998. This is primarily due to growth in the customer financing lease and loan portfolio and a reduction in residual value write-downs.

Earnings before income taxes for Customer Financing increased 33 percent to $112.9 million for the first quarter of 1999, compared with $84.8 million for the first quarter of 1998. This increase is primarily due to the increase in revenue during the first quarter of 1999, as compared with the same 1998 period.

Commercial Financing revenue decreased 21 percent to $53.2 million for the quarter ended March 31, 1999, compared with
the same 1998 period.       This is due  to  a  decrease  in
income from dealer interest due to lower average receivable balances outstanding and a decline in fee income from IBM during the first quarter of 1999, compared with the same 1998 period.

Earnings before income taxes for Commercial Financing decreased 10 percent to $29.9 million for the quarter ended March 31, 1999, from $33.2 million for the quarter ended March 31, 1998. This decrease is primarily attributable to a decrease in income from dealer interest, partially offset by the shift towards higher margin fee income earned from IBM.

The Company's business is conducted principally in the United States; foreign operations are not material.








For the quarters ended March 31, 1999, and 1998, one customer, IBM, accounted for approximately $109.6 million and $110.9 million, respectively, of the Company's consolidated revenues of both the customer financing and commercial financing segments.

The   Company   continues  to  evaluate  its  organizational
structure which could lead to changes in future reportable segments.

                   IBM CREDIT CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Net earnings for the three months ended March 31, 1999, were $91.3 million, yielding an annualized return on average equity of 18.3 percent. Net earnings for the three months ended March 31, 1998, were $75.7 million.

FINANCING ORIGINATED

For the three months ended March 31, 1999, the Company originated capital equipment financing for end users of $1,337.1 million, a 1 percent decrease from $1,346.1 million for the same 1998 period. For the three months ended March 31, 1999, originations of working capital financing for dealers and remarketers of information industry products increased by 4 percent to $3,329.1 million, from $3,209.2 million for the same 1998 period.

Capital equipment financings for end users were relatively flat year-to-year. Decreases in leasing volumes were offset by increased loan originations during the first quarter of 1999, compared with the same 1998 period.

Capital equipment financings for end users included purchases of $741.9 million of information handling systems from IBM, consisting of $475.0 million for capital leases and $266.9 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $70.4 million; (2) financing for IBM software and services of $301.2 million; (3) installment and lease financing for state and local government customers of $60.1 million for the account of IBM; and (4) other financing of $163.5 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to four years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

The growth in working capital financing originations reflects volume increases in IBM's workstation products for remarketers financed by the Company during the quarter ended March 31, 1999. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 75 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

Remarketing activities are fully integrated in the Company's financial statements. Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended March 31, 1999, remarketing activities contributed $57.1 million to pre-tax earnings, an increase of 17 percent compared with $48.7 million for the same 1998 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 14 for additional details.

At   March  31,  1999,  the  net  investment  in  remarketed
equipment on capital and  operating  leases  totaled  $258.1 million, a 1 percent decrease from the 1998 year-end investment of $259.7 million.

FINANCIAL CONDITION

ASSETS

Total assets decreased to $15.5 billion at March 31, 1999, compared with $16.4 billion at December 31, 1998. This decrease is primarily attributable to a decline in the working capital financing receivables outstanding at March 31, 1999, from year-end 1998. This decline is primarily due to cash collections exceeding originations of working capital financing receivables. The decrease in total assets is also attributable to the sale of $274.3 million of factored IBM receivables during the first quarter of 1999. The assets were sold at book value, which approximated fair market value and therefore no gain or loss was recognized on the transaction.

The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At March 31, 1999, marketable securities included investments in corporate debt securities of $12.3 million and other marketable securities of $24.5 million. At December 31, 1998, marketable securities included corporate debt securities of $20.8 million and certificates of deposit of $48.0 million.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the business were financed with $10,924.1 million of debt at March 31, 1999. Total short-term and long-term debt increased by approximately $173.0 million, from $10,751.1 million at December 31, 1998. The increase was the result of increases in short-term debt payable to IBM of $319.4 million, long-term debt payable of $274.0 million and long-term debt payable to IBM of $412.5 million, partially offset by decreases in commercial paper outstanding of $120.5 million and medium term notes of $712.4 million. Included in long-term debt, IBM, at March 31, 1999, was $2,483.1 million payable, at market terms and conditions, with maturity dates ranging from April 27, 2000 to June 25, 2003.

The Company has the option, as approved by the Board of Directors on December 31, 1998, to issue and sell debt securities in domestic and foreign markets based upon its need for such funding.

At March 31, 1999, the Company had available $1.8 billion of a shelf registration with the Securities and Exchange Commission for the issuance of debt securities. This allows the Company rapid access to domestic financial markets. The Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to 4.0 billion in Euro, or its equivalent in any other currency. At March 31, 1999, there was Euro 1.7 billion available for the issuance of debt securities under this program. The Company may issue debt securities over the next twelve months under this program, depending on prevailing market conditions and its need for such funding.

The Company has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which the Company has available. The Company's issuance of any asset-backed securities over the next twelve months under this shelf registration is depending on prevailing market conditions and its need for such funding.

The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had borrowings outstanding under this arrangement of $127.9 million and $58.2 million at March 31, 1999, and December 31, 1998, respectively. The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. As of March 31, 1999, and December 31, 1998, the Company had $2,150.0 million and $1,481.7 million outstanding under this agreement.

These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financing and loan portfolios, to fund working capital requirements and to service debt.

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $1,032.6 million to $1,322.1 million at March 31, 1999, from $2,354.7 million at December 31, 1998. This decline was primarily attributable to the traditional decline in capital equipment and working capital financing originations between the fourth and first quarters of any given year.

Total stockholder's equity at March 31, 1999, was $1,894.0 million, up $16.3 million from year-end 1998. The increase in stockholder's equity reflects net earnings of $91.3 million for the first three months of 1999, offset by the payment of $75.0 million in cash dividends to IBM during the first quarter of 1999.

At March 31, 1999, the Company's debt to equity ratio was 5.8:1, compared with 5.7:1 at December 31, 1998.

TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $140.9 million for the three months ended March 31, 1999, compared with total cash used before dividends of $133.7 million for the same 1998 period. Total cash provided before dividends reflects $577.9 million of cash provided by investing and financing activities before dividends, offset by $437.0 million of cash used in operating activities for the first three months of 1999. For the three months ended March 31, 1998, total cash used before dividends reflected $159.9 million of cash provided by investing and financing activities before dividends, offset by $293.6 million of cash used in operating activities. Cash and cash equivalents at March 31, 1999, totaled $888.7 million, an increase of $65.9 million, compared with the balance at December 31, 1998.

RESULTS OF OPERATIONS

INCOME FROM LEASES

Income from leases increased 17 percent to $195.0 million for the three months ended March 31, 1999, from $166.8 million for the same 1998 period. Factors contributing to this increase are the growth in the average portfolio yield and average asset balances outstanding, as well as a reduction in residual value write-downs.

Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $50.5 million for the three months ended March 31, 1999, an increase of 22 percent from the same 1998 period.

On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values, that are considered to be other than temporary, are recognized currently.

A review of the Company's $1,240.9 million residual value portfolio at March 31, 1999, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $1.0 million reduction to income from leases during the first quarter of 1999, compared with a $9.3 million reduction to income from leases during the first quarter of 1998.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing decreased 21 percent to $52.5 million for the three months ended March 31, 1999, compared with the same 1998 period. This decline was primarily due to a decrease in income from dealer interest caused by lower outstanding receivable balances and a decline in fee income from IBM.

INCOME FROM LOANS

Income from loans increased 21 percent to $60.5 million for the three months ended March 31, 1999, compared with the respective 1998 period. This increase resulted from higher asset balances, which in turn were primarily due to an increase in financing originated for software and services during 1998 and the first three months of 1999.

EQUIPMENT SALES

Equipment sales amounted to $97.6 million for the three months ended March 31, 1999, compared with $109.8 million for the same 1998 period. The decrease in equipment sales is primarily attributable to the growth of equipment remarketed as operating leases, rather than as sales. The revenue associated with outright sales and sales-type leases is included in equipment sales. Company-owned equipment may be sold or re-leased to existing lessees or, when equipment is returned, to new users of that equipment.








Gross profit on equipment sales for the three months ended March 31, 1999, was $7.6 million, a decrease of 50 percent, compared with $15.3 million for the same 1998 period. The gross profit margin for first quarter of 1999 decreased to
7.8 percent, compared with 13.9 percent for the same

1998 period. The mix of products available for sale and changing market conditions for certain used equipment during the applicable periods are factors contributing to the changes in gross profit margin.

INCOME FROM FACTORED IBM RECEIVABLES:

Income from factored IBM receivables was $3.1 million for the three months ended March 31, 1999, compared with $15.3 million for the same 1998 period. The decline in income from factored IBM receivables is primarily attributable to the sale of the net assets of ICEFC and ICIFC to IIHFC.

OTHER INCOME

Other income increased 5 percent to $25.7 million for the three months ended March 31, 1999, compared with $24.4 million for the same 1998 period. This increase is primarily attributable to an increase in fees for servicing of IBM financing receivables securitized and sold during the first quarter of 1999, compared with the same 1998 period.

INTEREST EXPENSE

As a result of a decrease in the Company's average outstanding debt balance and a decline in interest rates, interest expense decreased 11 percent to $138.7 million for the three months ended March 31, 1999, compared with the same 1998 period. Due to the generally lower interest rates, the Company's average cost of debt through March 31, 1999, decreased to 5.3 percent, from 5.6 percent for the same 1998 period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $49.6 million for the three months ended March 31, 1999, compared with $49.7 million for the same 1998 period. Selling, general, and administrative expenses for the first quarter ended March 31, 1999, were relatively flat, compared with the respective 1998 period.

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

At March 31, 1999, and December 31, 1998, approximately 59 percent and 56 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1998 or the first three months of 1999. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

The provision for receivable losses decreased to $5.6 million for the quarter ended March 31, 1999, compared with $7.1 million for the same 1998 period. This decrease in the provision for receivable losses was attributable to lower reserve requirements, based upon the Company's historical experience and its ability to effectively manage credit risk and contain losses.

INCOME TAXES

The provision for income taxes increased 21 percent to $59.3 million for the three months ended March 31, 1999, from $49.2 million for the same period in 1998. The increase in the provision for income taxes is primarily attributable to the increase in the Company's pretax earnings for the first quarter of 1999, compared with the same 1998 period.

RETURN ON AVERAGE EQUITY

The  results  for  the first three months of 1999 yielded an
annualized  return  on  average  equity  of  18.3   percent,
compared with 17.9 percent for the first three months of 1998.

CLOSING DISCUSSION

Management believes the Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.

YEAR 2000

The "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. Given the uncertainty inherent in any assessment of the potential Year 2000 issues, the Company recognizes the need to remain vigilant and is continuing its analysis, assessment, conversion and contingency planning for the various Year 2000 issues, across its business.

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

The  Year  2000  statements  set  forth above are designated
"Year 2000 Readiness Disclosures" pursuant to the Year  2000
Information and Readiness Disclosure Act (P.L. 105-271).

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; the ultimate impact of the various Year 2000 issues on the Company's business, financial condition or results of operations; nonperformance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination and subsequent recoverability of recorded residual values; currency fluctuations on the associated debt and liabilities; changes in interest rates; nonperformance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission and in IBM's filings with the SEC.

                Part II - Other Information
                ___________________________



Item 1.  Legal Proceedings
__________________________

None material.



Item 6(b).  Reports on Form 8-K
_______________________________

A Form 8-K dated January 21, 1999, was filed with respect to the Company's financial results for the period ended December 31, 1998.


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


                                    IBM CREDIT CORPORATION
                                    ______________________
                                         (Registrant)


Date:   May 13, 1999             By: /s/ Kimberly A. Kispert
      _________________             ___________________________


                                        (Kimberly A. Kispert)
                                         Vice President, Finance
                                         and Chief Financial Officer