Form 10-Q
period 1999-06-30
IBM CREDIT CORP
filed 1999-08-12
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1999

                            Commission file number 1-8175
                                 __________________________________


                              IBM CREDIT CORPORATION
             ___________________________________________________________
               (Exact name of registrant as specified in its charter)




                  DELAWARE                            22-2351962
          ____________________________     _____________________________
          (State of incorporation)          (IRS employer identification
                                            number)

                  North Castle Drive, MS NCA-306
                     Armonk, New York                      10504-1785
         _______________________________________________________
         _______________
              (Address of principal executive offices)     (Zip Code)




         Registrant's telephone number, including area code  914-765-1900





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X   No

         As of July 31, 1999, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines
         Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at July 31, 1999: NONE.

         The registrant meets the conditions set forth in General
         Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                        INDEX


         Part I - Financial Information:


                                                                        Page


            Item 1.   Financial Statements:


              Consolidated Statement of Financial Position
                at June 30, 1999 and December 31, 1998...................
                                                                           1

              Consolidated Statement of Earnings for the three and six
                months ended June 30, 1999 and 1998......................
                                                                           2


              Consolidated Statement of Cash Flows for the six months
                ended June 30, 1999 and 1998.............................
                                                                           3


              Notes to Consolidated Financial Statements.................
                                                                           5


            Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations.........
                                                                          11


         Part II - Other Information.....................................
                                                                          21

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION

         (Dollars in thousands)
                                                   At             At
                                                June 30,     December 31,
                                                 1999           1998
                                             _____________   ____________
         ASSETS:

           Cash and cash equivalents. . . . .  $   849,363    $   822,844
           Marketable securities. . . . . . .       36,641         68,838
           Net investment in capital leases .    5,605,849      5,265,941
           Equipment on operating leases, net    3,479,621      3,619,585
           Loans receivable . . . . . . . . .    3,206,069      3,041,222
           Working capital financing
             receivables. . . . . . . . . . .    2,332,587      2,789,029
           Factored IBM receivables . . . . .        -            292,310
           Investments and other assets . . .      691,028        497,590
                                                __________    ___________

         Total Assets                          $16,201,158    $16,397,359
                                               ===========    ===========

         LIABILITIES AND STOCKHOLDER'S EQUITY:

           Liabilities:

           Short-term debt. . . . . . . . . .  $ 5,951,517    $ 6,618,695
           Short-term debt, IBM . . . . . . .      599,950        158,527
           Due to IBM and affiliates. . . . .    1,726,411      2,354,650
           Interest and other accruals. . . .      464,528        440,248
           Deferred income taxes. . . . . . .    1,028,026        973,686
           Long-term debt . . . . . . . . . .    1,901,169      1,903,188
           Long-term debt, IBM. . . . . . . .    2,533,150      2,070,651
                                               ___________    ___________
              Total liabilities . . . . . . .   14,204,751     14,519,645
                                               ___________    ___________
           Stockholder's equity:

           Capital stock, par value $1.00 per share
              Shares authorized: 10,000
              Shares issued and outstanding:
                936 in 1999 and 1998  . . . .      457,411        457,411
           Retained earnings. . . . . . . . .    1,538,996      1,420,303
                                               ___________    ___________
              Total stockholder's equity. . .    1,996,407      1,877,714
                                               ___________    ___________
         Total Liabilities and Stockholder's
           Equity . . . . . . . . . . . . . .  $16,201,158    $16,397,359
                                               ===========    ===========

         The accompanying notes are an integral part of this statement.
                                         -2-






                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS

         (Dollars in thousands)
                                        Three Months Ended  Six Months Ended
                                           June 30,            June 30,
                                         1999      1998      1999      1998
                                      ________  ________  ________  ________
         FINANCE AND OTHER INCOME:

           Income from leases:
              Capital leases . . . . .$ 97,517 $ 78,322  $185,532  $160,705
              Operating leases, net of
               depreciation. . . . . . 113,870   97,082   220,875   181,536
                                      _________ ________ _________  ________
                                       211,387  175,404   406,407   342,241


           Income from working capital
            financing. . . . . . . . .  54,880   59,556   107,424   125,736
           Income from loans . . . . .  59,988   49,619   120,486    99,435
           Equipment sales . . . . . . 183,086   95,111   280,709   204,940
           Income from factored IBM
            receivables. . . . . . . .   -       14,082     3,138    29,420
           Other income. . . . . . . .  21,064   27,345    46,757    51,716
                                      ________ ________  ________ _________
              Total finance and other
               income. . . . . . . . . 530,405  421,117   964,921   853,488
                                      ________ ________ _________ _________
         COST AND EXPENSES:

           Interest. . . . . . . . . . 139,961  155,175   278,690   311,336
           Cost of equipment sales . . 155,982   85,322   245,982   179,856
           Selling, general, and
            administrative . . . . . .  56,015   53,093   105,618   102,750
           Provision for receivable
            losses . . . . . . . . . .   9,440    9,366    15,005    16,485
                                       _______ ________  ________ _________

              Total cost and expenses. 361,398  302,956   645,295   610,427
                                       _______ ________  ________ _________

         EARNINGS BEFORE INCOME TAXES. 169,007  118,161   319,626   243,061

         Provision for income taxes. .  66,591   46,556   125,933    95,766
                                      ________ ________  ________ _________
         NET EARNINGS. . . . . . . . .$102,416 $ 71,605  $193,693  $147,295
                                      ========= =======  ========  ========

         The accompanying notes are an integral part of this statement.

                                         -4-





                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                              SIX MONTHS ENDED JUNE 30:

         (Dollars in thousands)
                                                        1999       1998*
                                                      _________  __________
         CASH FLOWS FROM OPERATING ACTIVITIES:

            Net earnings . . . . . . . . . . . . . . $  193,693  $ 147,295
            Adjustments to reconcile net earnings to
             cash provided by operating activities:
            Depreciation and amortization. . . . . .  1,011,537    930,691
            Provision for receivable losses. . . . .     15,005     16,485
            Increase in deferred income taxes. . . .     54,340     65,677
            Decrease in interest and other accruals    (170,531)   (73,643)
            Gross profit on equipment sales. . . . .    (34,727)   (25,084)
            Other items that provided (used) cash:
              Proceeds from equipment sales. . . . .    280,709    204,940
              Decrease in amounts due IBM and
                affiliates . . . . . . . . . . . . .   (628,239)  (853,107)
              Other, net . . . . . . . . . . . . . .     12,601      5,510
                                                      _________   _________
         Cash provided by operating activities . . .    734,388    418,764
                                                      _________  __________
         CASH FLOWS FROM INVESTING ACTIVITIES:

            Investment in capital leases . . . . . . (1,185,040)(1,190,121)
            Collections on capital leases, net of
             income earned . . . . . . . . . . . . .  1,069,257  1,073,794
            Investment in equipment on operating
             leases. . . . . . . . . . . . . . . . .   (881,181)  (775,184)
            Investment in loans receivable . . . . .   (977,538)  (681,971)
            Collections on loans receivable, net
            of interest earned . . . . . . . . . . .    808,498    622,246
            Purchase of factored IBM receivables . .   (120,900)(3,220,428)
            Collections on factored IBM receivables.    138,862  3,237,419
            Collections on working capital financing
             receivables, net. . .                      455,415    936,459
            Purchases of marketable securities . . .    (24,390)   (76,965)
            Proceeds from redemption of marketable
             securities. . . . . . . . . . . . . . .     56,562     92,646
            Proceeds from the sale of the net assets
            of IBM Credit International Factoring
             Corporation . . . . . . . . . . . . . .    273,759       -
                                                      _________   _________
         Total carried forward                        $(386,696)  $(17,895)
                                                      _________   _________

         * Reclassified to conform to current year presentation.

                                         -6-



         The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                              SIX MONTHS ENDED JUNE 30:


         (Continued)

                                                        1999        1998
                                                    __________   __________
         CASH FLOWS FROM INVESTING ACTIVITIES (Continued):

            Total brought forward                   $ (386,696) $  (17,895)
            Cash payment for lease portfolio
              acquired . . . . . . . . . . . . .      (176,613)       -
            Collections on (investment in)
              participation loans, net . . . . .      (182,962)     52,752
            Other, net . . . . . . . . . . . . .      ( 20,033)   (401,172)
                                                    __________  __________
         Cash used in investing activities . . .      (766,304)   (330,525)
                                                    __________  __________

         CASH FLOWS FROM FINANCING ACTIVITIES:

            Proceeds from issuance of long-term
             debt . . . . . . . . . . . . . . . .   $1,174,984  $1,497,879
            Repayment of debt with original
             maturities of one year or more . . .     (455,544)   (282,635)
            Repayment of debt with original
             maturities within one year, net. . .     (586,005) (1,330,569)
            Cash dividends paid to IBM. . . . . .      (75,000)    (25,000)
                                                     __________  _________
         Cash provided by (used in) financing
            activities. . . . . . . . . . . . . .       58,435    (140,325)
                                                     __________  _________
         Change in cash and cash equivalents. . .       26,519     (52,086)
         Cash and cash equivalents, January 1 . .      822,844     792,471
                                                     __________  _________
         Cash and cash equivalents, June 30 . . .    $ 849,363  $  740,385
                                                     ==========  =========

         Supplemental schedule of noncash investing and financing activities:

         In May 1999, the Company purchased selected assets from the leasing portfolio of Comdisco, Inc. The purchase price was financed, in part, through the assumption of debt of $102.0 million and through the issuance of a credit on account of $195.4 million.

         The accompanying notes are an integral part of this statement.

                                         -8-

                               IBM CREDIT CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         BASIS OF PRESENTATION:

         In the  opinion  of  management  of  IBM  Credit  Corporation  (the
         Company), all adjustments necessary for a fair statement of the results for the three- and six-month periods are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.

         RATIO OF EARNINGS TO FIXED CHARGES:

         The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was
         2.15 and 1.78 for the six months ended June 30, 1999, and 1998, respectively.

         ACCOUNTING CHANGES:

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 _Reporting Comprehensive Income,_ which established standards for displaying comprehensive income and components. For the three- and six-month periods ending June 30, 1999, and 1998, respectively, other than net earnings, there were no items to report.

         Effective December 31, 1998, the Company adopted SFAS No. 131, _Disclosures About Segments of an Enterprise and Related Information,_ which establishes standards for reporting operating segments and disclosures about products and services, geographic areas and major customers. Refer to Segment Reporting in the Notes to Consolidated Financial Statements on page 7.

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, _Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133._ This statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000, although early adoption is permitted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder's equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Management does not expect the adoption to have a material effect on the Company's results of operations, however, the effect on the Company's financial position depends on the fair values of the Company's derivatives and related financial instruments at the date of adoption.

         RELATED COMPANY TRANSACTIONS:

         EQUIPMENT LEASING:

         The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $432.9 million and $421.6 million of such financings during the six months ended June 30, 1999, and 1998, respectively. At June 30, 1999, and December 31, 1998, approximately $1,383.5 million and $1,421.3 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was approximately $88.4 million and $83.7 million in the first half of 1999, and 1998, respectively.

         In addition, as part of IBM's sale of its global network to AT&T, the Company sold approximately $87.3 million in leased assets to IBM with a cost of $66.5 million resulting in a gross profit of $20.8 million.

         WORKING CAPITAL FINANCING:

         The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide a preset free financing period to its remarketers. Included in income from working capital financing is $49.4 million and $56.6 million of fee income earned from divisions of IBM for the six months ended June 30, 1999, and 1998, respectively.

         ACCOUNTS RECEIVABLE PURCHASES:

         In 1997, IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co., LTD. (ICEFC), subsidiaries of the Company, entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC periodically purchased, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables. In December 1998 and February 1999, respectively, ICEFC and ICIFC sold to a subsidiary of IBM, IBM International Holdings Finance Company, Ltd. (IIHFC), all of their factoring assets and substantially all of their related liabilities.

         During the six months ended June 30, 1999, and 1998, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $122.0 million and $3,262.0 million, respectively, for $120.9 million and $3,220.5 million, respectively. The receivables acquired were short-term in nature and were denominated in non-U.S. currencies. The purchases were financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

         SEGMENT REPORTING:

         The Company is organized on the basis of its finance offerings. The Company's reportable segments are strategic business units that offer different financing solutions based upon the customers' needs.

         The Company's operations are conducted primarily through its two operating segments: Customer Financing and Commercial Financing. The Customer Financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The Commercial Financing segment provides primarily secured inventory and accounts receivable financing
         (_working capital financing_) for dealers and remarketers of information industry products.

         The accounting policies of the segments are the same as those followed by the Company. Segment data includes an allocation of interest expense and all corporate headquarters costs to each of its operating segments. Interest expense is allocated primarily on the basis of a planned leverage ratio using an average interest rate. Corporate headquarters expenses are allocated on the basis of headcount, an annual survey of the corporate staff to determine the time spent on each business segment, and asset utilization depending on the type of expense. The Company evaluates the performance of its segments and allocates resources to them based upon their earnings before taxes.

         The following schedules represent disaggregated income and  expense
         information  for  both  segments.     There  are  no   intersegment
         transactions.

         (in thousands)

         For the Three Months Ending June 30:

                                    Customer       Commercial
                 1999               Financing      Financing      Total
         ______________________   _____________  ____________ ___________

         Revenues...............  $     460,820  $     55,432 $   516,252
         Interest expense.......  $     119,082  $     11,738 $   130,820
         Earnings before income
           taxes................  $     135,103  $     28,960 $   164,063

                1998
         ______________________

         Revenues...............  $     329,750  $     60,343 $   390,093
         Interest expense.......  $     117,480  $     17,336 $   134,816
         Earnings before income
           taxes................  $      76,370  $     31,488 $   107,858

         For the Six Months Ending June 30:

                                    Customer       Commercial
                 1999               Financing      Financing      Total
         ______________________   _____________  ____________ ___________

         Revenues...............  $     826,136  $    108,614 $   934,750
         Interest expense.......  $     237,153  $     24,137 $   261,290
         Earnings before income
           taxes................  $     247,966  $     58,888 $   306,854

                1998
         ______________________

         Revenues...............  $     669,180  $    127,249 $   796,429
         Interest expense.......  $     234,439  $     37,827 $   272,266
         Earnings before income
           taxes................  $     161,166  $     64,719 $   225,885

         At June 30, 1999:

         Assets.................  $  12,484,616  $  2,595,605 $15,080,221
         At December 31, 1998:

         Assets.................  $  12,164,432  $  2,859,027 $15,023,459

         A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts are as follows:

                                Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1999       1998       1999     1998
                                _________   _________  ________ ________
         (in thousands)
         Revenues:
         Total revenues for
          reportable segments.. $  516,252  $ 390,093 $ 934,750 $ 796,429
         Other revenues........     14,153     31,024    30,171    57,059
                                __________  _________ _________ _________
         Total consolidated
          revenues............. $  530,405  $ 421,117 $ 964,921 $ 853,488
                                ==========  ========= ========= =========
         Interest Expense:
         Total interest expense
          for reportable
          segments............. $  130,820  $ 134,816 $ 261,290 $ 272,266
         Other interest expense      9,141     20,359    17,400    39,070
                                __________  _________ _________ _________
         Total consolidated
          interest expense..... $  139,961  $ 155,175 $ 278,690 $ 311,336
                                ==========  ========= ========= =========
         Earnings Before Income Taxes:
         Total earnings before
          income taxes for
          reportable segments.. $  164,063  $ 107,858 $ 306,854 $ 225,885
         Other earnings before
          income taxes.........      4,944     10,303    12,772    17,176
                                __________  _________ _________ _________
         Total consolidated
          earnings before
          income taxes......... $  169,007  $ 118,161 $ 319,626 $ 243,061
                                ==========  ========= ========= =========

                                             At             At
                                          June, 30      December 31,
                                            1999            1998
                                       _____________  ______________
         Assets:
         Total assets for reportable
           segments....................$ 15,080,221   $ 15,023,459
         Other assets..................   1,120,937      1,373,900
                                       _____________  _____________
         Total consolidated assets.....$  16,201,158  $ 16,397,359
                                       =============  =============

         For the three months ended June 30, 1999, Customer Financing revenue increased 40 percent to $460.8 million from $329.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, Customer Financing revenue increased 23 percent to $826.1 million from $669.2 million for the six months ended June 30, 1998. These increases are due to the $87.3 million in revenue from the sale of leased assets to IBM in relation to IBM's sale of its global network to AT&T, the growth in customer financing lease and loan portfolios during the first half of 1999 and improvement in the average yield of the Company's lease and loan portfolio.

         For the three months ended June 30, 1999, earnings before income taxes for Customer Financing increased to $135.1 million from $76.4 million for the three months ended June 30, 1998. Earnings before income taxes for Customer Financing increased 54 percent to $248.0 million for the first six months of 1999, compared with $161.2 million for the first six months of 1998. These increases are primarily due to the increase in gross profit from the sale of leased assets to IBM relating to the sale of IBM's global network to AT&T, an improvement in the average spread on the Company's lease and loan portfolio and the reduction in residual value writedowns during the first half of 1999, as compared with the same 1998 period.

         For the three months ended June 30, 1999, Commercial Financing revenue decreased to $55.4 million, from $60.3 million for the same period of 1998. For the six months ended June 30, 1999, Commercial Financing revenue decreased 15 percent to $108.6 million, compared with the same 1998 period. These decreases are due to a decrease in income from dealer interest due to lower average receivable balances outstanding and a decline in fee income from IBM due to shorter payment terms during the first six months of 1999, compared with the same 1998 period.

         Earnings before income taxes for Commercial Financing decreased 8 percent to $29.0 million for the three months ended June 30, 1999, compared with the same period of 1998. For the six months ended June 30, 1999, earnings before income taxes for Commercial Financing decreased 9 percent to $58.9 million, from $64.7 million for the six months ended June 30, 1998. These decreases are primarily attributable to the decrease in income from dealer interest and fees from IBM discussed above and in the Related Company Transactions in the Notes to Consolidated Financial Statements on page 6.

         The Company's business is conducted principally in the United States; foreign operations are not material.

         For the three months ended June 30, 1999, and 1998, one customer, IBM, accounted for approximately $191.0 million and $107.4 million, respectively, of the Company's consolidated revenues of both the customer financing and commercial financing segments. For the six months ended June 30, 1999, and 1998, IBM accounted for approximately $300.9 million and $218.3 million, respectively, of the Company's consolidated revenues of both the customer financing and commercial financing segments.

         The Company continues to evaluate its organizational structure which could lead to changes in future reportable segments.

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Net earnings for the three months ended June 30, 1999, were $102.4 million. Net earnings for the six months ended June 30, 1999, were $193.7 million yielding an annualized return on average equity of
         20.2 percent. Net earnings for the three and six months ended June 30, 1998, were $71.6 million and $147.3 million, respectively.

         FINANCING ORIGINATED

         For the three months ended June 30, 1999, the Company originated capital equipment financing for end users of $1,993.6 million, a 30 percent increase from $1,530.6 million for the same 1998 period. For the three months ended June 30, 1999, originations of working capital financing for dealers and remarketers of information industry products increased by 16 percent to $3,549.0 million, from $3,065.1 million for the same 1998 period.

         For the six months ended June 30, 1999, the Company originated capital equipment financing for end users of $3,330.7 million, a 16 percent increase from $2,876.7 million for the same 1998 period. For the six months ended June 30, 1999, originations of working capital financing for dealers and remarketers of information industry products increased by 10 percent to $6,878.1 million, from $6,274.3 million for the same 1998 period.

         The growth in capital equipment financing originated is related to IBM's increase in placements of its products and services in the United States.

         For the six months ended June 30, 1999, capital equipment financings for end users included purchases of $1,804.5 million of information handling systems from IBM, consisting of $1,100.1 million for capital leases and $704.4 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $179.5 million; (2) financing for IBM software and services of $798.0 million; (3) installment and lease financing for state and local government customers of $187.9 million for the account of IBM; and (4) other financing of $360.8 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

         The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to four years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

         The growth in working capital financing originations reflects volume increases in IBM's workstation products for remarketers financed by the Company during the six months ended June 30, 1999. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 75 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

         Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended June 30, 1999, remarketing activities contributed $79.2 million to pretax earnings, an increase of 44 percent compared with $54.9 million for the same 1998 period. For the six months ended June 30, 1999, remarketing activities contributed $136.3 million to pretax earnings, an increase of 32 percent compared with $103.6 million for the same 1998 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 16 for additional details.

         At June 30, 1999, the investment in remarketed equipment on capital and operating leases totaled $255.3 million, a 2 percent decrease from the 1998 year-end investment of $259.7 million.

         FINANCIAL CONDITION

         ASSETS

         Total assets decreased to $16.2 billion at June 30, 1999, compared with $16.4 billion at December 31, 1998. This decrease is due to collections exceeding new investments in working capital financings originated during the first six months of 1999. The decrease in total assets is also attributable to the sale of $274.3 million of factored IBM receivables during the first half of 1999. The assets were sold at book value, which approximated market value, and therefore no gain or loss was recognized on the transaction. These decreases were partially offset by increases in the Company's lease and loan portfolios.

         The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale. At June 30, 1999, marketable securities included investments in corporate debt securities of $12.2 million and other marketable securities of $24.4 million. At December 31, 1998, marketable securities included corporate debt securities of $20.8 million and certificates of deposit of $48.0 million.

         LIABILITIES AND STOCKHOLDER'S EQUITY

         The assets of the business were financed with $10,985.8 million of debt at June 30, 1999. Total short-term and long-term debt increased by approximately $234.7 million, from $10,751.1 million at December 31, 1998. This increase was the result of increases in long-term debt payable to IBM of $612.5 million, long-term debt payable of $353.9 million, short-term debt payable to IBM of $291.4 million and commercial paper of $238.8 million, offset by a decline in short-term notes of $1,261.9 million. Included in long-term debt, IBM, at June 30, 1999, was $2,553.2 million, payable at market terms and conditions, with maturity dates ranging from July 7, 2000 to May 13, 2004.

         The Company has the option, as approved by the Board of Directors on December 31, 1998, to issue and sell debt securities in domestic and foreign markets based upon its need for such funding.

         At June 30, 1999, the Company had available $1.6 billion of a shelf registration with the Securities and Exchange Commission for the issuance of debt securities. This allows the Company rapid access to domestic financial markets. The Company intends to continue to issue debt securities under this shelf registration. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

         The Company has the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to Euro 4.0 billion, or its equivalent in any other currency. At June 30, 1999, there was Euro 2.0 billion available for the issuance of debt securities under this program. The Company's issuance of debt securities over the next twelve months under this program is dependent on prevailing market conditions and its need for such funding.

         The Company has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which the Company has available. The Company's issuance of any asset-backed securities over the next twelve months under this shelf registration is dependent upon prevailing market conditions and its need for such funding.

         The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

         The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. As of June 30, 1999, the Company had no borrowings outstanding under this agreement. As of December 31, 1998, the Company had $58.2 million of borrowings outstanding under this agreement. The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. As of June 30, 1999, and December 31, 1998, the Company had $2,450.0 million and $1,481.7 million, respectively, outstanding under this agreement.

         These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financing and loan portfolios, to fund working capital requirements and to service debt.

         Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $628.3 million to $1,726.4 million at June 30, 1999, from $2,354.7 million at December 31, 1998. This decline was primarily attributable to a $728.1 million decrease in the amount payable for capital equipment purchases and for working capital financings during the first half of 1999.

         Total stockholder's equity at June 30, 1999, was $1,996.4 million, up $118.7 million from year-end 1998. The increase in stockholder's equity reflects net earnings of $193.7 million for the first six months of 1999, offset by the payment of $75.0 million in cash dividends to IBM during the first half of 1999.

         At June 30, 1999, the Company's debt to equity ratio was 5.5:1, compared with 5.7:1 at December 31, 1998.

         TOTAL CASH PROVIDED BEFORE DIVIDENDS

         Total cash provided before dividends was $101.5 million for the six months ended June 30, 1999, compared with total cash used before dividends of $27.1 million for the same 1998 period. Total cash provided before dividends reflects $632.9 million of cash used by investing and financing activities before dividends, offset by $734.4 million of cash provided by operating activities for the first six months of 1999. For the six months ended June 30, 1998, total cash used before dividends reflected $445.9 million of cash used by investing and financing activities before dividends, offset by $418.8 million of cash provided by operating activities. Cash and cash equivalents at June 30, 1999, totaled $849.4 million, an increase of $26.6 million, compared with the balance at December 31, 1998.

         RESULTS OF OPERATIONS

         INCOME FROM LEASES

         Income from leases increased to $211.4 million for the three months ended June 30, 1999, from $175.4 million for the same 1998 period; for the six months ended June 30, 1999, income from leases increased 19 percent to $406.4 million, from $342.2 for the same 1998 period. Growth in the lease portfolio, improved average lease yields and reduced residual value writedowns contributed to the overall increase in income from leases for the three- and six-month periods ending June 30, 1999. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $57.1 million and $107.6 million for the three- and six-month periods ended June 30, 1999, increases of 8 percent and 13 percent, respectively, from the comparable 1998 periods.

         On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values, considered to be other than temporary, are recognized currently. A review of the Company's $1,272.5 million residual value portfolio at June 30, 1999, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $5.1 million reduction to income from leases during the second quarter of 1999, for a total of $6.1 million during the first half of 1999, compared with a $7.6 million reduction to income from leases during the second quarter of 1998 for a total of $16.9 million during the first half of 1998.

         INCOME FROM WORKING CAPITAL FINANCING

         Income from working capital financing decreased 8 percent to $54.9 million for the three months ended June 30, 1999, compared with the same 1998 period. For the first half of 1999, income from working capital financing decreased 15 percent to $107.4 million, as compared to $125.7 million for the first half of 1998. This decrease is primarily due to a decrease in income from dealer interest caused by lower outstanding receivable balances and a decline in fee income from IBM due to shorter payment terms.

         INCOME FROM LOANS

         Income from loans increased 21 percent to $60.0 million for the three months ended June 30, 1999, as compared to the same period of 1998. For the first six months of 1999, income from loans increased 21 percent to $120.5 million, as compared to the six months ended June 30, 1998. This increase resulted from higher asset balances, which were due to the continued growth of financing originated for software and services over the past few years.

         EQUIPMENT SALES

         Equipment sales amounted to $183.1 million for the three months ended June 30, 1999, compared with $95.1 million for the same 1998 period; for the first six months of 1999, equipment sales amounted to $280.7 million, compared with $204.9 million for the comparable 1998 period. This increase in equipment sales is primarily attributable to the sale of $87.3 million of leased equipment to IBM in relation to IBM's sale of its global network business to AT&T.

         Gross profit on equipment sales for the three months ended June 30, 1999 was $27.1 million, compared with $9.8 million for the same 1998 period. For the first half of 1999, gross profit on equipment sales increased to $34.7 million compared with $25.1 for the first half of 1998. The gross profit margin for the second quarter of 1999 increased to 14.8 percent, compared with 10.3 percent for the same 1998 period. For the first half of 1999, the gross profit margin increased to 12.4 percent, compared with 12.2 percent for the first half of 1998. The increase in gross profit and gross profit margins for the three- and six-month periods is due to the profitability of the mid-lease buyout of equipment included in IBM's sale of its global network to AT&T.

         INCOME FROM FACTORED IBM RECEIVABLES:

         Income from factored IBM receivables was $3.1 million for the six months ended June 30, 1999, compared with $29.4 million for the first half of 1998. This decline is attributable to the sale of the net assets of ICEFC and ICIFC to IIHFC. Refer to Accounts Receivable purchases in the Notes to Consolidated Financial Statements on page 6.

         OTHER INCOME

         Other income decreased 23 percent to $21.1 million for the three months ended June 30, 1999, compared with $27.3 million for the same 1998 period. Other income decreased 9 percent to $46.8 million for the six months ended June 30, 1999, compared with $51.7 million for the same 1998 period. The overall decrease in other income is primarily due to a decline in fees for managing IBM's state and local government installment and lease financing receivables portfolio, a decline in interest income on cash and a decline in income from partnerships.

         INTEREST EXPENSE

         As a result of a decrease in the Company's average outstanding debt balance and a decline in interest rates, interest expense decreased 10 percent to $140.0 million for the three months ended June 30, 1999, compared with the three months ended June 30, 1998. For the six months ended June 30, 1999, interest expense decreased 10 percent to $278.7 million, compared with the same period in 1998. Due to the generally lower interest rates, the Company's year-to-date average cost of debt through June 30, 1999, decreased to 5.4 percent, from 5.7 percent for the same 1998 period. A lower average cost of debt and lower average debt balances evenly contributed to the decline in interest expense for both the three- and six-month periods ended June 30, 1999, compared with the same periods of 1998.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses were $56.0 million for the three months ended June 30, 1999, compared with $53.1 million for the same 1998 period. For the first half of 1999, selling, general, and administrative expenses increased to $105.6 million, compared with $102.8 million for the comparable period of 1998. This increase is primarily due to increased spending on internal information technology systems.

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

         The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products is significant.

         At June 30, 1999, and December 31, 1998, approximately 55 percent and 56 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1998 or the first half of 1999. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

         The provision for receivable losses of $9.4 million for the three months ended June 30, 1999, was relatively flat, compared with the same 1998 period. For the six months ended June 30, 1999, the provision for receivable losses decreased by 9 percent to $15.0 million, compared with $16.5 million for the first half of 1998. The decrease in the provision for receivable losses for the six months ended June 30, 1999, was attributable to lower reserve requirements, based upon the Company's historical experience and its ability to effectively manage credit risk and contain losses.

         INCOME TAXES

         The provision for income taxes increased to $66.6 million for the three months ended June 30, 1999, from $46.6 million for the same period in 1998. For the six months ended June 30, 1999, the provision for income taxes increased to $125.9 million for the three months ended June 30, 1999, from $95.8 million for the same period in 1998. The increase in the provision for income taxes is attributable to the increase in the Company's pretax earnings for the three- and six-month periods ended June 30, 1999, compared with the same periods in 1998.

         RETURN ON AVERAGE EQUITY

         The results for the first six months of 1999 yielded an annualized return on average equity of 20.2 percent, compared with 17.1 percent for the first six months of 1998.

         CLOSING DISCUSSION

         The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contribute to the growth and stability of IBM earnings.

         YEAR 2000

         The _Year 2000 issue_ arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not process dates beyond 1999, which may cause errors in information or systems failures. Given the uncertainty inherent in any assessment of the potential Year 2000 issues, the Company recognizes the need to remain vigilant and is continuing its analysis, assessment, conversion and contingency planning for the various Year 2000 issues, across its business.

         With respect to its internal systems, the potential Year 2000 impacts extend beyond the Company's information technology systems to its physical facilities and the manufacturing systems it applies to returned equipment after the expiration of leases. The Company is addressing these issues as part of its own efforts and in coordination with its parent company, IBM, with respect to the Company's physical facilities and certain applications related to human resources, finance, accounts receivable and invoicing, among others. Most conversion efforts have been completed, with extended system integration planning and contingency planning projects scheduled throughout 1999. Although the Company believes such efforts will be successful and does not expect the total costs of such efforts to exceed $11.0 million over a multi-year period, any failure or delay could result in a disruption of business and in the Company incurring substantial additional expense. To minimize any such potential impact, the Company has initiated a contingency planning effort.

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

         The Year 2000 statements set forth above are designated _Year 2000 Readiness Disclosures_ pursuant to the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

         FORWARD LOOKING STATEMENTS

         Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; the ultimate impact of the various Year 2000 issues on the Company's business, financial condition or results of operation; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination and subsequent recoverability of recorded residual values; currency fluctuations on the associated debt and liabilities; changes in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission and in IBM's filings with the SEC.

                             Part II - Other Information

         Item 1.  Legal Proceedings

         None material.


         Item 6(b).  Reports on Form 8-K

         A Form 8-K dated April 21, 1999, was filed with respect to the Company's financial results for the ended March 31, 1999.

                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IBM CREDIT CORPORATION
                                            _______________________________
                                                 (Registrant)

         Date: August 11, 1999              By:  /s/ Kimberly A. Kispert
                                                 (Kimberly A. Kispert)
                                                 Vice President, Finance
                                                 and Chief Financial
                                                 Officer