Form 10-Q
period 1999-09-30
IBM CREDIT CORP
filed 1999-11-15
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

         As of October 31, 1999, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 1999: NONE.

         The registrant meets the conditions set forth in General
         Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                        INDEX


         Part I - Financial Information:


                                                                        Page


            Item 1.   Financial Statements:


              Consolidated Statement of Financial Position
                                      at September 30, 1999 and December 31,
                                                   1998................... 1

              Consolidated Statement of Earnings for the three and nine
                                         months ended September 30, 1999 and
                                                1998...................... 2


              Consolidated Statement of Cash Flows for the nine months
                                                ended September 30, 1999 and
                                         1998............................. 3


                                             Notes to Consolidated Financial
                                          Statements...................... 5


            Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations.........
                                                                          11


         Part II - Other Information.....................................
                                                                          22



                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION

         (Dollars in thousands)
                                                  At              At
                                              September 30,  December 31,
                                                 1999            1998
                                            _____________   ____________
         ASSETS:

           Cash and cash equivalents. . . . .  $   754,433    $   822,844
           Marketable securities. . . . . . .        -             68,838
           Net investment in capital leases .    5,473,401      5,265,941
           Equipment on operating leases, net    3,413,010      3,619,585
           Loans receivable . . . . . . . . .    3,257,845      3,041,222
           Working capital financing
             receivables. . . . . . . . . . .    2,836,613      2,861,780
           Factored IBM receivables . . . . .        -            292,310
           Investments and other assets . . .      486,077        424,839
                                                __________    ___________

         Total Assets                          $16,221,379    $16,397,359
                                               ===========    ===========
         LIABILITIES AND STOCKHOLDER'S EQUITY:

           Liabilities:

           Short-term debt. . . . . . . . . .  $ 5,703,438    $ 6,618,695
           Short-term debt, IBM . . . . . . .    1,941,727        158,527
           Due to IBM and affiliates. . . . .    1,284,125      2,354,650
           Interest and other accruals. . . .      487,831        440,248
           Deferred income taxes. . . . . . .    1,022,598        973,686
           Long-term debt . . . . . . . . . .    1,891,280      1,903,188
           Long-term debt, IBM. . . . . . . .    1,791,702      2,070,651
                                               ___________    ___________
              Total liabilities . . . . . . .   14,122,701     14,519,645
                                               ___________    ___________
           Stockholder's equity:

           Capital stock, par value $1.00 per share
              Shares authorized: 10,000
              Shares issued and outstanding:
                936 in 1999 and 1998  . . . .      457,411        457,411
           Retained earnings. . . . . . . . .    1,641,267      1,420,303
                                               ___________    ___________
              Total stockholder's equity. . .    2,098,678      1,877,714
                                               ___________    ___________
         Total Liabilities and Stockholder's
           Equity . . . . . . . . . . . . . .  $16,221,379    $16,397,359
                                               ===========    ===========

                                         -2-



         The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS

         (Dollars in thousands)
                                       Three Months Ended  Nine Months Ended
                                          September 30,     September 30,
                                         1999      1998      1999      1998
                                      ________  ________  ________  ________
         FINANCE AND OTHER INCOME:

           Income from leases:
              Capital leases . . . . .$ 99,887 $ 85,924  $285,419  $246,628
              Operating leases, net of
               depreciation. . . . . . 114,796   93,255   335,671   274,791
                                      _________ ________ _________  ________
                                       214,683  179,179   621,090   521,419


           Income from working capital
            financing. . . . . . . . .  63,755   56,686   171,179   182,422
           Income from loans . . . . .  63,009   52,974   183,495   152,409
           Equipment sales . . . . . .  75,303  103,971   356,012   308,912
           Income from factored IBM
            receivables. . . . . . . .     -     11,722     3,138    41,142
           Other income. . . . . . . .  21,821   28,061    68,578    79,777
                                      ________ ________  ________ _________
              Total finance and other
               income. . . . . . . . . 438,571  432,593 1,403,492 1,286,081
                                      ________ ________ _________ _________
         COST AND EXPENSES:

           Interest. . . . . . . . . . 141,255  148,420   419,945   459,756
           Cost of equipment sales . .  68,462   93,365   314,444   273,221
           Selling, general, and
            administrative . . . . . .  52,087   49,491   157,705   152,241
           Provision for receivable
            losses . . . . . . . . . .   8,003    9,388    23,008    25,873
                                       _______ ________  ________ _________

              Total cost and expenses. 269,807  300,664   915,102   911,091
                                       _______ ________  ________ _________

         EARNINGS BEFORE INCOME TAXES. 168,764  131,929   488,390   374,990

         Provision for income taxes. .  66,493   51,980   192,426   147,746
                                      ________ ________  ________ _________
         NET EARNINGS. . . . . . . . .$102,271 $ 79,949  $295,964  $227,244
                                      ========= =======  ========  ========

         The accompanying notes are an integral part of this statement.

                                         -4-





                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                           NINE MONTHS ENDED SEPTEMBER 30:

         (Dollars in thousands)
                                                           1999       1998
                                                      _________ ___________
         CASH FLOWS FROM OPERATING ACTIVITIES:

            Net earnings . . . . . . . . . . . . . . $  295,964 $  227,244
            Adjustments to reconcile net earnings to
             cash provided by operating activities:
            Depreciation and amortization. . . . . .  1,549,007  1,420,189
            Provision for receivable losses. . . . .     23,008     25,873
            Increase in deferred income taxes. . . .     48,912     62,912
            Decrease in interest and other accruals    (147,228)  (144,114)
            Gross profit on equipment sales. . . . .    (41,568)   (35,691)
            Other items that provided (used) cash:
              Proceeds from equipment sales. . . . .    356,012    308,912
              Decrease in amounts due IBM and
                affiliates . . . . . . . . . . . . . (1,070,525)  (847,302)
              Other, net . . . . . . . . . . . . . .     12,260      4,447
                                                      _________ __________
         Cash provided by operating activities . . .  1,025,842  1,022,470
                                                      _________ __________

         CASH FLOWS FROM INVESTING ACTIVITIES:

            Investment in capital leases . . . . . . (1,674,686)(1,748,030)
            Collections on capital leases, net of
             income earned . . . . . . . . . . . . .  1,649,213  1,541,615
            Investment in equipment on operating
             leases. . . . . . . . . . . . . . . . . (1,389,299)(1,260,845)
            Investment in loans receivable . . . . . (1,314,468)(1,087,441)
            Collections on loans receivable, net
            of interest earned . . . . . . . . . . .  1,234,121    912,486
            Purchase of factored IBM receivables . .   (120,900)(4,820,766)
            Collections on factored IBM receivables.    138,862  4,839,278
            Collections on working capital financing
             receivables, net. . .                      289,481    785,858
            Investment in participation loans. . . .   (482,712)      -
            Collections on participation loans . . .     72,751     61,960
            Purchases of marketable securities . . .    (24,390)   (82,165)
            Proceeds from redemption of marketable
             securities. . . . . . . . . . . . . . .     93,203    127,105
                                                    ___________  __________
         Total carried forward                      $(1,528,824) $(730,945)
                                                    ___________  __________


                                         -6-



         The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                           NINE MONTHS ENDED SEPTEMBER 30:

         (Continued)
                                                        1999        1998
                                                    ___________  __________
         CASH FLOWS FROM INVESTING ACTIVITIES (Continued):

            Total brought forward                   $(1,528,824)$ (730,945)
            Proceeds from the sale of the net assets
              of IBM Credit International Factoring
              Corporation . . . . . . . . . . . . . .   273,759       -
            Cash payment for lease portfolio
              acquired. . . . . . . . . . . . . . . .  (176,613)      -
           Other, net . . . . . . . . . . . . . . . .   (63,455)   (90,348)
                                                     __________  __________
         Cash used in investing activities . . .     (1,495,133)  (821,293)
                                                     __________  __________

         CASH FLOWS FROM FINANCING ACTIVITIES:

            Proceeds from issuance of long-term
             debt . . . . . . . . . . . . . . . .    $1,674,288 $2,456,215
            Repayment of debt with original
             maturities of one year or more . . .      (700,543)  (932,552)
            Repayment of debt with original
             maturities within one year, net. . .      (497,865)(1,719,215)
            Cash dividends paid to IBM. . . . . .       (75,000)   (25,000)
                                                      __________ _________
         Cash provided by (used in) financing
            activities. . . . . . . . . . . . . .       400,880   (220,552)
                                                      __________ _________
         Change in cash and cash equivalents. . .       (68,411)   (19,375)
         Cash and cash equivalents, January 1 . .       822,844    792,471
                                                     __________ __________
         Cash and cash equivalents, September 30.     $ 754,433 $  773,096
                                                     ========== ==========

         <F1
         Supplemental schedule of noncash investing and financing activities:

         In May 1999, the Company purchased selected assets from the leasing portfolio of Comdisco, Inc. The purchase price was financed, in part, through the assumption of debt of $102.0 million and through the issuance of a credit on account of $195.4 million, which had been fully utilized at September 30, 1999.
         <F2>
         The accompanying notes are an integral part of this statement.
                                         -8-




                               IBM CREDIT CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         BASIS OF PRESENTATION:

         In the  opinion  of  management  of  IBM  Credit  Corporation  (the
         Company), all adjustments necessary for a fair statement of the results for the three- and nine-month periods are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.

         The Consolidated Statement of Financial Position at December 31, 1998, and the Statement of Cash Flows for the period ended September 30, 1998, have been restated to conform to current year presentation.

         RATIO OF EARNINGS TO FIXED CHARGES:

         The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was
         2.16 and 1.82 for the nine months ended September 30, 1999, and 1998, respectively.

         ACCOUNTING CHANGES:

         In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 _Reporting Comprehensive Income,_ which established standards for displaying comprehensive income and components. For the three- and nine-month periods ending September 30, 1999, and 1998, respectively, other than net earnings, there were no items to report.

         Effective December 31, 1998, the Company adopted SFAS No. 131, _Disclosures About Segments of an Enterprise and Related Information,_ which establishes standards for reporting operating segments and disclosures about products and services, geographic areas and major customers. Refer to Segment Reporting in the Notes to Consolidated Financial Statements on page 7.

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, _Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133._ This statement defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000, although early adoption is permitted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments.

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


         RELATED COMPANY TRANSACTIONS:

         EQUIPMENT LEASING:

         The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $690.1 million and $661.4 million of such financings during the nine months ended September 30, 1999, and 1998, respectively. At September 30, 1999, and December 31, 1998, $1,412.0 million and $1,421.3 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was approximately $137.3 million and $128.6 million for the first nine months of 1999, and 1998, respectively.

         In addition, as part of IBM's sale of its global network to AT&T, the Company sold $76.3 million in leased assets to IBM with a cost of $56.5 million resulting in a gross profit of $19.8 million. The above revenue and cost figures have been adjusted from the second quarter balances to reflect final actual amounts.

         WORKING CAPITAL FINANCING:

         The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide a preset free financing period to its remarketers. Included in income from working capital financing is $74.9 million and $82.7 million of fee income earned from divisions of IBM for the nine months ended September 30, 1999, and 1998, respectively.

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

         During the nine months ended September 30, 1999, and 1998, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $122.0 million and $4,881.5 million, respectively, for $120.9 million and $4,820.8 million, respectively. The receivables acquired were short-term in nature and were denominated in non-U.S. currencies. The purchases were financed by the Company through the issuance of short-term debt. Transactions related to these receivables are fully integrated in the Company's consolidated financial statements.

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

         <PAGE 10>

         SEGMENT REPORTING (Continued):

         (in thousands)

         For the Three Months Ending September 30:

                                    Customer       Commercial
                 1999               Financing      Financing      Total
         ______________________   _____________  ____________ ___________

         Revenues...............  $     361,518  $     64,252 $   425,770
         Interest expense.......  $     116,413  $     16,427 $   132,840
         Earnings before income
           taxes................  $     129,732  $     34,722 $   164,454

                1998
         ______________________

         Revenues...............  $     346,710  $     57,153 $   403,863
         Interest expense.......  $     117,050  $     11,688 $   128,738
         Earnings before income
           taxes................  $      90,785  $     32,722 $   123,507

         For the Nine Months Ending September 30:

                                    Customer       Commercial
                 1999               Financing      Financing      Total
         ______________________   _____________  ____________ ___________

         Revenues...............  $   1,187,654  $    172,866 $ 1,360,520
         Interest expense.......  $     353,566  $     40,564 $   394,130
         Earnings before income
           taxes................  $     377,702  $     93,611 $   471,313

                1998
         ______________________

         Revenues...............  $   1,015,891  $    184,402 $ 1,200,293
         Interest expense.......  $     351,489  $     49,515 $   401,004
         Earnings before income
           taxes................  $     251,952  $     97,441 $   349,393

         At September 30, 1999:

         Assets.................  $  12,269,745  $  2,955,156 $15,224,901

         At December 31, 1998:

         Assets.................  $  12,164,432  $  2,859,027 $15,023,459

         A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts are as follows:
                                Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                   1999       1998      1999      1998
                                _________   _________ ________  __________
         (in thousands)
         Revenues:
         Total revenues for
          reportable segments.. $  425,770  $403,863 $1,360,520 $1,200,293
         Other revenues........     12,801    28,730     42,972     85,788
                                __________  ________  _________ __________
         Total consolidated
          revenues............. $  438,571  $432,593 $1,403,492 $1,286,081
                                ==========  ========  ========= ==========
         Interest Expense:
         Total interest expense
          for reportable
          segments............. $  132,840  $128,738 $  394,130 $  401,004
         Other interest expense      8,415    19,682     25,815     58,752
                                __________  ________  _________ __________
         Total consolidated
          interest expense..... $  141,255  $148,420 $  419,945 $  459,756
                                ==========  ========  ========= ==========
         Earnings Before Income Taxes:
         Total earnings before
          income taxes for
          reportable segments.. $  164,454  $123,507 $  471,313 $  349,393
         Other earnings before
          income taxes.........      4,310     8,422     17,077     25,597
                                __________  ________  _________ __________
         Total consolidated
          earnings before
          income taxes......... $  168,764  $131,929 $  488,390 $  374,990
                                ==========  ======== ========== ==========

                                             At             At
                                        September, 30   December 31,
                                            1999            1998
                                       _____________  ______________
         Assets:
         Total assets for reportable
           segments....................$ 15,224,901   $ 15,023,459
         Other assets..................     996,478      1,373,900
                                       _____________  _____________
         Total consolidated assets.....$ 16,221,379   $ 16,397,359
                                       =============  =============

         For the three months ended September 30, 1999, and 1998, one customer, IBM, accounted for approximately $85.0 million and $112.0 million, respectively, of the Company's consolidated revenues of both the customer financing and commercial financing segments. For the nine months ended September 30, 1999, and 1998, IBM accounted for approximately $385.9 million and $330.3 million, respectively, of the Company's consolidated revenues of both the customer financing and commercial financing segments.

         The Company continues to evaluate its organizational structure which could lead to changes in future reportable segments.

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         Net earnings for the three months ended September 30, 1999, were $102.3 million. Net earnings for the nine months ended September 30, 1999, were $296.0 million yielding an annualized return on average equity of 20.1 percent. Net earnings for the three and nine months ended September 30, 1998, were $79.9 million and $227.2 million, respectively.

         FINANCING ORIGINATED

         For the three months ended September 30, 1999, the Company originated capital equipment financing for end users of $1,486.5 million, a 7 percent decrease from $1,603.7 million for the same 1998 period. For the nine months ended September 30, 1999, the Company originated capital equipment financing for end users of $4,817.2 million, an 8 percent increase from $4,480.4 million for the same 1998 period. The decrease in capital equipment financing originated for the three months ended September 30, 1999, is related to a decline in placements by IBM of its information handling equipment in the United States. For the nine months ended September 30, 1999, the decrease in placements in the third quarter of 1999 was offset by increases in placements during the half of 1999.

         For the nine months ended September 30, 1999, capital equipment financings for end users included purchases of $2,662.3 million of information handling systems from IBM, consisting of $1,558.1 million for capital leases and $1,104.2 million for operating leases. In addition, capital equipment financings for end users included the following: (1) financing originated for installment receivables of $232.3 million; (2) financing for IBM software and services of $1,082.2 million; (3) installment and lease financing for state and local government customers of $291.5 million for the account of IBM; and (4) other financing of $548.9 million for IBM equipment, as well as related non-IBM equipment to meet IBM customers' total solution requirements.

         The Company's capital lease portfolio primarily includes direct financing leases. Direct financing leases consist principally of IBM information handling equipment with terms generally from three to four years. Operating leases consist principally of IBM information handling equipment with terms generally from two to four years.

         For the  three months  ended September  30, 1999,  originations  of working capital financing for dealers and remarketers of information industry products increased by 1 percent to $3,766.4 million, from $3,717.7 million for the same 1998 period. For the nine months ended September 30, 1999, originations of working capital financing for dealers and remarketers of information industry products increased by 7 percent to $10,644.5 million, from $9,992.0 million for the same 1998 period.

         The growth in working capital financing originations reflects volume increases in IBM's workstation products for remarketers financed by the Company during the nine months ended September 30, 1999. Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products. Payment terms for inventory secured financing generally range from 30 days to 75 days. Payment terms for accounts receivable secured financing generally range from 30 days to 90 days.

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

         Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended September 30, 1999, remarketing activities contributed $62.3 million to pretax earnings, an increase of 8 percent compared with $57.7 million for the same 1998 period. For the nine months ended September 30, 1999, remarketing activities contributed $198.6 million to pretax earnings, an increase of 23 percent compared with $161.3 million for the same 1998 period. Refer to Equipment Sales in Management's Discussion and Analysis on page 16 for additional details.

         At September 30, 1999, the investment in remarketed equipment on capital and operating leases totaled $246.4 million, a 5 percent decrease from the 1998 year-end investment of $259.7 million.

         FINANCIAL CONDITION

         ASSETS

         Total assets decreased to $16.2 billion at September 30, 1999, compared with $16.4 billion at December 31, 1998. This decrease is primarily attributable to the sale of $274.3 million of factored IBM receivables during the first quarter of 1999. The assets were sold at book value, which approximated market value, and therefore no gain or loss was recognized on the transaction. This decrease was partially offset by increases in the Company's lease and loan portfolios.

         At September 30, 1999, there were no marketable securities on hand. At December 31, 1998, marketable securities included corporate debt securities of $20.8 million and certificates of deposit of $48.0 million. The carrying amount of marketable securities, as reported in the Consolidated Statement of Financial Position, approximates market value. These marketable securities were available-for-sale.

         LIABILITIES AND STOCKHOLDER'S EQUITY

         The assets of the business were financed with $11,328.1 million of debt at September 30, 1999. Total short-term and long-term debt increased by $577.0 million, from $10,751.1 million at December 31, 1998. This increase was the result of increases in long-term debt payable to IBM of $612.5 million, long-term debt payable of $853.2 million, short-term debt payable to IBM of $891.7 million and commercial paper of $516.6 million, offset by a decline in short-term notes of $2,297.0 million. Included in long-term debt, IBM, at September 30, 1999, was $1,791.7 million, payable at market terms and conditions, with maturity dates ranging from October 6, 2000 to May 13, 2004.

         The Company has the option, as approved by the Board of Directors on December 31, 1998, to issue and sell debt securities in domestic and foreign markets based upon its need for such funding.

         At September 30, 1999, the Company had available $898.2 million of a shelf registration with the Securities and Exchange Commission for the issuance of debt securities. Additionally, on September 6, 1999, with an effective date of October 6, 1999, the Company filed an additional shelf registration statement with the Securities and Exchange Commission for $10.0 billion, which incorporates the remaining balance on the prior shelf registration. The Company intends to issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

         The Company has the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to Euro 4.0 billion, or its equivalent in any other currency.

         At September 30, 1999, there was Euro 1.8 billion available for the issuance of debt securities under this program. The Company's issuance of debt securities over the next twelve months under this program is dependent on prevailing market conditions and its need for such funding.

         The Company has the option, as approved by the Board of Directors on November 1, 1996, to sell, assign, pledge or transfer up to $3.0 billion of assets to third parties through December 31, 1999. Included within this $3.0 billion authorization is $450.0 million of a separate shelf registration for issuance of asset-backed securities, which the Company has available. The Company's issuance of any asset-backed securities over the next three months under this shelf registration is dependent upon prevailing market conditions and its need for such funding.

         The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

         The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had $600.3 million and $58.2 million, of borrowings outstanding under this agreement at September 30, 1999, and December 31, 1998, respectively. The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. As of September 30, 1999, and December 31, 1998, the Company had $2,450.0 million and $1,481.7 million, respectively, outstanding under this agreement.

         These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financing and loan portfolios, to fund working capital requirements and to service debt.

         Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $1,070.6 million to $1,284.1 million at September 30, 1999, from $2,354.7 million at December 31, 1998. This decline was primarily attributable to a $1,024.1 million decrease in the amount payable for capital equipment purchases and for working capital financings during the first nine months of 1999, due to the seasonality of the business.

         Total stockholder's equity at September 30, 1999, was $2,098.7 million, up $221.0 million from year-end 1998. The increase in stockholder's equity reflects net earnings of $296.0 million for the first nine months of 1999, offset by the payment of $75.0 million in cash dividends to IBM during the first quarter of 1999.

         At September 30, 1999, there Company's debt to equity ratio was 5.4:1, compared with 5.7:1 at December 31, 1998.

         TOTAL CASH PROVIDED BEFORE DIVIDENDS

         Total cash provided before dividends was $6.6 million for the nine months ended September 30, 1999, compared with total cash provided before dividends of $5.6 million for the same 1998 period. Total cash provided before dividends reflects $1,019.2 million of cash used by investing and financing activities before dividends, offset by $1,025.8 million of cash provided by operating activities for the first nine months of 1999.

         For the nine months ended September 30, 1998, total cash provided before dividends reflected $1,016.8 million of cash used by investing and financing activities before dividends, offset by $1,022.5 million of cash provided by operating activities. Cash and cash equivalents at September 30, 1999, totaled $754.4 million, a decrease of $68.4 million, compared with the balance at December 31, 1998.

         RESULTS OF OPERATIONS

         INCOME FROM LEASES

         Income from leases increased 20 percent to $214.7 million for the three months ended September 30, 1999, from $179.2 million for the same 1998 period; for the nine months ended September 30, 1999, income from leases increased 19 percent to $621.1 million, from $521.4 for the same 1998 period. Improved average lease yields and reduced residual value writedowns contributed to the overall increase in income from leases for the three- and nine-month periods ending September 30, 1999. Additionally, growth in the lease portfolio during the nine months ended September 30, 1999, contributed to the increase in lease income. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $57.5 million and $165.1 million for the three- and nine-month periods ended September 30, 1999, increases of 7 percent and 11 percent, respectively, from the comparable 1998 periods.

         On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits.

         Anticipated decreases in specific future residual values, considered to be other than temporary, are recognized currently. A review of the Company's $1,259.8 million residual value portfolio at September 30, 1999, indicated the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. To recognize decreases in the expected future residual value of specific leased equipment, the Company recorded a $2.0 million reduction to income from leases during the third quarter of 1999, for a total of $8.1 million during the first nine months of 1999, compared with a $6.3 million reduction to income from leases during the third quarter of 1998 for a total of $23.2 million during the first nine months of 1998.

         INCOME FROM WORKING CAPITAL FINANCING

         Income from working capital financing increased 13 percent to $63.8 million for the three months ended September 30, 1999, compared with the same 1998 period. For the first nine months of 1999, income from working capital financing decreased 6 percent to $172.1 million, as compared with $182.4 million for the first nine months of 1998. This decrease is primarily due to a decrease in income from dealer interest caused by lower outstanding receivable balances and a decline in fee income from IBM due to shorter payment terms, partially offset by increased income from interest and loan fees due to the increase in participation loans during the second and third quarters of 1999.

         INCOME FROM LOANS

         Income from loans increased 19 percent to $63.0 million for the three months ended September 30, 1999, as compared with the same period of 1998. For the first nine months of 1999, income from loans increased 20 percent to $183.5 million, as compared to the first nine months of 1998. These increases resulted from higher asset balances, which were due to the continued growth of financing originated for software and services.

         EQUIPMENT SALES

         Equipment sales amounted to $75.3 million for the three months ended September 30, 1999, compared with $104.0 million for the same 1998 period. For the first nine months of 1999, equipment sales amounted to $356.0 million, compared with $308.9 million for the comparable 1998 period.

         Gross profit on equipment sales for the three months ended September 30, 1999 was $6.8 million, compared with $10.6 million for the same 1998 period. For the first nine months of 1999, gross profit on equipment sales increased to $41.6 million compared with $35.7 million for the first nine months of 1998.

         The gross profit margin for the third quarter of 1999 decreased  to
         9.1 percent, compared with 10.2 percent for the same 1998 period. For the first nine months of 1999, the gross profit margin increased to 11.7 percent, compared with 11.6 percent for the first nine months of 1998.

         The decrease in sales, gross profit and gross profit margin for the three months ended September 30, 1999, was attributable to the mix of products available for sale and changing market conditions for certain used equipment. For the nine months ended September 30, 1999, these factors were partially offset by the increase in sales and gross profit from the sale of leased assets to IBM relating to the sale of IBM's global network to AT&T.

         INCOME FROM FACTORED IBM RECEIVABLES:

         Income from factored IBM receivables was $3.1 million for the nine months ended September 30, 1999, compared with $41.1 million for the first nine months of 1998. This decline is attributable to the sale of the net assets of ICEFC and ICIFC to IIHFC. Refer to Accounts Receivable purchases in the Notes to Consolidated Financial Statements on page 7.

         OTHER INCOME

         Other income decreased 22 percent to $21.8 million for the three months ended September 30, 1999, compared with $28.1 million for the same 1998 period. Other income decreased 14 percent to $68.6 million for the nine months ended September 30, 1999, compared with $79.8 million for the same 1998 period. The overall decrease in other income is primarily due to a decline in fees for managing IBM's state and local government installment and lease financing receivables portfolio and a decline in interest income on cash.

         INTEREST EXPENSE

         As a result of a decrease in the Company's average outstanding debt balance and a decline in interest rates, interest expense decreased 5 percent to $141.3 million for the three months ended September 30, 1999, compared with the three months ended September 30, 1998. For the nine months ended September 30, 1999, interest expense decreased 9 percent to $419.9 million, compared with the same period in 1998. Due to lower interest rates, the Company's year-to-date average cost of debt through September 30, 1999, decreased to 5.4 percent, from 5.7 percent for the same 1998 period. A lower average cost of debt and lower average debt balances evenly contributed to the decline in interest expense for both the three- and nine-month periods ended September 30, 1999, compared with the same periods of 1998.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses were $52.1 million for the three months ended September 30, 1999, compared with $49.5 million for the same 1998 period. For the first nine months of 1999, selling, general, and administrative expenses increased to $157.7 million, compared with $152.2 million for the comparable period of 1998. This increase is primarily due to increased spending on internal information technology systems.

         PROVISION FOR RECEIVABLE LOSSES

         The Company's portfolio of capital equipment leases and loans is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses at the time financings are originated and from time to time for capital equipment as conditions warrant. The portfolio is diversified by geography, industry, and individual unaffiliated customers.

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

         At September 30, 1999, and December 31, 1998, approximately 58 percent and 56 percent, respectively, of working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1998 or in the first nine months of 1999. The Company does not believe that there is a risk of loss in this area that would have a material impact on its financial position or results of operations.

         For the three months ended September 30, 1999, the provision for receivable losses decreased 15 percent to $8.0 million from $9.4 million for the same period of 1998. For the nine months ended September 30, 1999, the provision for receivable losses decreased by 11 percent to $23.0 million, compared with $25.9 million for the first nine months of 1998. The decrease in the provision for receivable losses for the three- and nine-month periods ended September 30, 1999, was attributable to lower reserve requirements, based upon the Company's historical experience and its ability to effectively manage credit risk and contain losses.

         INCOME TAXES

         The provision for income taxes increased to $66.5 million for the three months ended September 30, 1999, from $52.0 million for the same period in 1998. For the nine months ended September 30, 1999, the provision for income taxes increased to $192.4 million, from $147.7 million for the same period in 1998. The increase in the provision for income taxes is attributable to the increase in the Company's pretax earnings for the three- and nine-month periods ended September 30, 1999, compared with the same periods in 1998.

         RETURN ON AVERAGE EQUITY

         The results for the first nine months of 1999 yielded an annualized return on average equity of 20.1 percent, compared with 17.2 percent for the first nine months of 1998.

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

                             Part II - Other Information

         Item 1.  Legal Proceedings

         None material.


         Item 6(b).  Reports on Form 8-K

         A Form 8-K dated July 19, 1999, was filed with respect to the Company's financial results for the period ended June 30, 1999.

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

                                              IBM CREDIT CORPORATION
                                            _______________________________
                                                 (Registrant)

         Date: November 11, 1999            By:  /s/ Paula Summa_________
                                                 (Paula Summa)
                                            Vice President, Finance
                                            and Chief Financial
                                            Officer