Form 10-K
period 1999-12-31
IBM CREDIT CORP
filed 2000-03-16
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1999

                            Commission file number 1-8175
                          __________________________________

                              IBM CREDIT CORPORATION
             ___________________________________________________________
               (Exact name of registrant as specified in its charter)


               DELAWARE                            22-2351962
       ____________________________     _____________________________
       (State of incorporation)          (IRS employer identification
                                         number)

               North Castle Drive, MS NCA-306
                  Armonk, New York                      10504-1785
      ______________________________________________   ___________
           (Address of principal executive offices)     (Zip Code)


      Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
                Title of each class                on which registered
           ____________________________            ________________________
           5.76% Notes due May 15, 2001            New York Stock Exchange




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

      As of February 28, 2000, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2000: NONE.

      The registrant meets the  conditions set forth  in General Instruction  H
      (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                  TABLE OF CONTENTS
                                _____________________

      PART I                                                    Page


      Item 1.   Business                                               3

      Item 2.   Properties                                             3

      Item 3.   Legal Proceedings                                      3

      Item 4.   Submission of Matters to a Vote of Security Holders    3


      PART II

      Item 5.   Market for Registrant's Common Equity and Related
                     Stockholder Matters                                    3

      Item 6.   Selected Financial Data                                4

      Item 7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    5

      Item 7A.  Qualitative and Quantitative Disclosure about
                Market Risk                                            14

      Item 8.   Financial Statements and Supplementary Data            16

      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    45


      PART III

      Item 10.  Directors and Executive Officers of the Registrant     45

      Item 11.  Executive Compensation                                 45

      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                             45

      Item 13.  Certain Relationships and Related Transactions         45


      PART IV

      Item 14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                     45

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

      ITEM 2.  PROPERTIES:

            The Company's principal executive offices are located at an IBM owned facility in Armonk, New York. The executive offices comprise approximately 252,200 square feet of office space. The Company occupies this space under an arrangement with IBM.

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

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

             Omitted pursuant to General Instruction I.


                               PART II

      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS:

            All shares of the Company's capital stock are owned by IBM and, accordingly, there is no market for such stock. The Company paid IBM cash dividends of $75,000,000 and $100,000,000 during 1999 and 1998, respectively. Dividends are declared by the Board of Directors of the Company.


      ITEM 6. SELECTED FINANCIAL DATA:

      The following selected financial data should be read in conjunction with the financial statements of IBM Credit Corporation and the related notes to the financial statements included in this document.
       (Dollars in thousands)
                          1999      1998        1997       1996          1995
                        __________ ___________  ___________ __________ __________
      For the year:
      Finance and other
        income . . . .$ 1,919,833 $ 1,816,498  $ 1,630,895 $ 1,497,800
      $1,452,285 Gross profit on
        equipment sales.   51,216      63,441       60,574      50,936
      74,613 Interest expense .  569,545     611,206      538,560     436,109
       394,572 Net earnings . . .  429,620     308,765      283,893     271,082
         230,475 Dividends. . . . .   75,000     100,000       50,000
      45,000    146,419
      Products purchased
        for leases . . .4,154,263   4,638,015    4,803,985   3,903,052
      2,931,619 Loans receivable
        financing. . . .2,039,793   1,913,501    1,460,214   1,211,318
      892,796 IBM state and local
         installment
         receivables and
         leases.  . . . . 405,975     429,400      411,029     410,328
      364,636 Other capital equip-
        ment financing. . 194,707     195,324      274,869     225,744
      291,688   Working capital
        financing . . .14,530,300  14,181,900   15,005,200  13,387,014
      10,297,600 Return on average
        assets. . . . .       2.8%        2.0%         2.1%        2.4%
      2.3% Return on average
        equity. . . . .      21.4%       17.2%        18.6%       20.7%
      20.9%
      At end of year:
      Total assets. . $16,344,705 $16,397,359 $16,572,116 $12,946,139
      $11,425,551 Net investment
        in capital
        leases . . .    5,337,200   5,265,941   4,931,292   4,214,822
      3,966,255 Equipment on
        operating
        leases, net .   3,386,686   3,619,585   3,583,641   2,551,382
      1,695,812 Loans receivable  3,535,498   3,041,22    2,381,261   1,846,947
        1,473,822 Working capital
        financing
        receivables .   2,963,583   2,789,029   3,249,310   2,898,688
      3,158,932
      Short-term debt.  7,132,888   6,777,222   8,591,781   6,566,400
      6,472,627 Long-term debt .  3,671,139   3,973,839   2,476,488   1,515,937
        1,115,440 Stockholder's
        equity . . . .  2,232,334   1,877,714   1,668,949   1,435,056
      1,208,574


      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS:

      OVERVIEW

      Net earnings for 1999 were $429.6 million, yielding a return on average equity of 21.4 percent, as compared with 1998 net earnings of $308.8 million, yielding a return on average equity of 17.2 percent.

      FINANCING ORIGINATED

      For the year ended December 31, 1999, the Company originated customer equipment financing for end users of $6,794.7 million, a 5 percent decrease from $7,176.2 million for 1998. The decline in customer equipment financing originated is related to IBM's decrease in placements of its products in the United States.

      Customer financing originations for end users included purchases of $3,523.2 million of information handling systems from IBM, consisting of $2,081.7 million for capital leases and $1,441.5 million for operating leases. In addition, customer financing originations for end users included the following: (1) financing originated for installment receivables of $364.3 million; (2) financing for IBM software and services of $1,675.4 million; (3) installment and lease financing for state and local government customers of $406.0 million for the account of IBM; and (4) other financing of $825.8 million for IBM equipment, as well as related non-IBM equipment, software and services to meet IBM customers' total solution requirements.

      The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of IBM advanced information processing products with terms generally from two to three years.

      For the year ended December 31, 1999, originations of working capital financing for dealers and remarketers of information industry products increased by 2 percent to $14,530.3 million, from $14,181.9 million for 1998. The growth in working capital financing originations reflects volume increases in IBM's workstation products and non-IBM products for remarketers financed by the Company throughout 1999.

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

      Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the year ended December 31, 1999, the remarketing activities contributed $277.4 million to pretax earnings, an increase of 25 percent compared with $222.0 million for 1998, primarily due to operating lease extensions and the sale of leased assets to IBM relating to the sale of IBM's global network to AT&T.

      At December 31, 1999, the investment in remarketed equipment on capital and operating leases totaled $281.5 million, compared with 1998 year-end investment of $259.7 million.

      FINANCIAL CONDITION

      ASSETS

      Total assets decreased to $16.3 billion at December 31, 1999, compared with $16.4 billion at December 31, 1998. This decrease is primarily attributable to the sale of all the remaining factored IBM receivables in the first quarter of 1999. The assets were sold at book value, which approximated fair value, and therefore no gain or loss was recognized on the transaction (Refer to Relationship with IBM and Related Company Transactions in the Notes to the Consolidated Financial Statements on page 24 for additional details). Additionally, a decrease in cash and cash equivalents and marketable securities contributed to the decline. These decreases were offset by the increase in loans receivable.

      Total financing assets  serviced by  the Company, at  December 31,  1999, were $16.2 billion, compared with $16.0 billion at December 31, 1998. Total financing assets serviced include the remaining balance of financing receivables securitized and sold ($0 in 1999, $129.1 million in
      1998), capital and operating leases ($8,723.9 million in 1999, $8,885.5 million in 1998), loans receivable ($3,535.5 million in 1999, $3,041.2 million in 1998), working capital financing receivables ($2,963.6 million in 1999, $2,861.8 million in 1998), subordinated interests in trusts resulting from the securitization and sale of financing receivables ($0 in 1999, $2.0 million in 1998), factored accounts receivable from selected IBM subsidiaries ($0 in 1999, $292.3 million in 1998) and other assets ($0 in 1999, $.9 million in 1998). Also included in total financing assets serviced are federal, state and local government installment and lease financing receivables of IBM ($992.5 million in 1999, $900.3 million in 1998), which are not reflected on the Company's Consolidated Statement of Financial Position.

      LIABILITIES AND STOCKHOLDER'S EQUITY

      The assets of the Company were financed with $10,804.0 million of debt at December 31, 1999. Total short-term and long-term debt increased by approximately $52.9 million, from $10,751.1 million at December 31, 1998. This increase was the result of increases in commercial paper outstanding of $920.0 million, short-term debt payable to IBM of $1,482.9 million, and long-term debt of $376.2 million, offset by a decrease in short-term debt of $2,047.3 million and long-term debt payable to IBM of $678.9 million. Included in long-term debt at December 31, 1999, was $1,391.7 million payable to IBM at market terms and conditions, with maturity dates ranging from January 26, 2001 to May 13, 2004.

      At December 31, 1999, the Company had available $10.05 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. On September 6, 1999, the Company filed an additional shelf registration statement with the Securities and Exchange Commission for $10.0 billion which incorporated the remaining balance on the prior shelf registration and is included in the above amount. The Company intends to issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

      The Company has the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN)in an aggregate nominal amount of up to Euro 4.0 billion, or its equivalent in any other currency. At December 31, 1999, there was Euro 1.6 billion available for the issuance of debt securities under this program. The Company may issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

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

      The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The Company had no borrowings outstanding under this agreement at December 31, 1999. At December 31, 1998, the Company had $58.2 million of borrowings outstanding under this agreement.

      The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At December 31, 1999, and 1998, the Company had $2,350.0 million and $1,481.7 million, respectively, of borrowings outstanding under this agreement.

      These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financing and loan portfolios, to fund working capital requirements and to service debt.

      Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $378.5 million to $1,976.2 million at December 31, 1999, from $2,354.7 million at December 31, 1998. The decrease was primarily attributable to a $477.5 million decrease in the amount payable for capital equipment purchases during 1999.
      At December 31, 1999, the Company's debt to equity ratio was 4.8:1, compared with 5.7:1 at December 31, 1998.


      TOTAL CASH USED BEFORE DIVIDENDS

      Total cash used before dividends was $147.7 million in 1999, compared with total cash provided before dividends of $130.4 million in 1998. For 1999, total cash used before dividends reflects $2,433.3 million of cash used in investing and financing activities before dividends, offset by $2,285.6 million of cash provided by operating activities. For 1998, total cash provided before dividends reflects $2,549.8 million of cash used in investing and financing activities before dividends, offset by $2,680.2 million of cash provided by operating activities. Cash and cash equivalents at December 31, 1999, totaled $600.1 million, a decrease of $222.7 million, compared with the balance at December 31, 1998.

      RESULTS OF OPERATIONS

      INCOME FROM LEASES

      Income from leases increased 22 percent to $849.8 million for the year ended December 31, 1999, from $698.3 million in 1998. Improved average lease yields and declining residual value writedowns contributed to the overall increase in lease income for the year ended December 31, 1999. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $234.2 million in 1999, an increase of 22 percent from $192.4 million in 1998.

      On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $1,216.1 million residual value portfolio at December 31, 1999, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. However, the Company did record an $8.1 million reduction to income from leases during 1999 to recognize decreases in the expected future residual value of specific leased equipment, compared with $33.9 million during 1998.

      INCOME FROM WORKING CAPITAL FINANCING

      Income from working capital financing increased 1 percent to $240.3 million in 1999, compared with $236.8 million in 1998. This increase was primarily due to additional income from an increase in participation loans. Refer to Working Capital Financing Receivables in the Notes to Consolidated Financial Statements on page 29 for additional details. This increase was partially offset by a decrease in income from dealer interest caused by lower average outstanding receivable balances throughout 1999 and a decline in fee income from IBM due to shorter payment terms.

      INCOME FROM LOANS

      Income from loans increased 21 percent to $251.2 million in 1999, compared with $208.4 million in 1998. This increase resulted from higher asset balances, which were due to continued growth of financing originated for software and services.

      EQUIPMENT SALES

      Equipment sales amounted to $474.0 million in 1999, compared with $510.2 million in 1998. Gross profit on equipment sales in 1999 was $51.2 million, a decrease of 19 percent, compared with $63.4 million in 1998. The gross profit margin in 1999 decreased to 10.8 percent, compared with
      12.4 percent in 1998. The mix of products available for sale and changing market conditions for certain used equipment during 1999 contributed to the decrease in sales, gross profit and gross profit margins, compared with 1998. These factors were partially offset by the increase in sales and gross profit from the sale of leased assets to IBM relating to the sale of IBM's global network to AT&T.

      INCOME FROM FACTORED IBM RECEIVABLES

      Income from factored IBM receivables was $3.1 million for the year ended December 31, 1999, as compared with $52.3 million for year ended December 31, 1998. This decrease is due to the sale of the net assets of IBM Credit International Factoring Corporation (ICIFC) to IBM International Holdings Finance Company, Ltd. (IIHFC). Refer to Relationship with IBM and Related Company Transactions in the Notes to Consolidated Financial Statements on page 24 for additional details.

      OTHER INCOME

      Other income decreased 8 percent to $101.5 million in 1999, compared with $110.4 million in 1998. The decrease in other income is primarily attributable to a decline in the fees for the servicing of IBM financing receivables sold, and a decrease in interest income on cash. Partially offsetting the decrease in other income is the gain on the sale of the Company's ownership interests in part of our non-IT lease portfolio in December, 1999. The Company sold these interests to third parties, resulting in a pretax gain of $19.2 million. Refer to Net Investment in Capital Leases on page 27 and Equipment on Operating Leases on page 28 in the Notes to Consolidated Financial Statements for additional details.

      INTEREST EXPENSE

      As a result of a decrease in the Company's average outstanding debt balance and a decline in interest rates, interest expense decreased 7 percent to $569.5 million in 1999, as compared with $611.2 million in 1998. Due to lower interest rates, the Company's year-to-date average cost of debt for 1999 decreased to 5.4 percent, from 5.7 percent for 1998.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

      Selling, general, and administrative expenses were $213.6 million in 1999, remaining relatively flat as compared with $211.3 million in 1998.

      The Company is currently in the process of renegotiating its operating agreement with IBM at IBM's request regarding the services IBM performs for the Company. The Company expects this to be completed in the first half of 2000. This could result in a material increase in the Company's selling, general and administrative expenses.

      PROVISION FOR RECEIVABLE LOSSES

      The  Company's  portfolio  of  capital  equipment  leases  and  loans  is predominantly with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses at the time financings are originated and, from time to time, for capital equipment as conditions warrant. The portfolio is diversified by region, industry and individual unaffiliated customer.

      The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products is significant.

      At December 31, 1999, and December 31, 1998, approximately 55 percent and 56 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1999 or 1998.

      The overall provision for receivable losses decreased to $5.0 million in 1999, compared with $37.8 million in 1998. The decline in the provision for receivable losses was primarily attributable to a revision in the Company's methodology for calculating the reserve relating to operating leases. Additionally, lower reserve requirements, based upon the Company's historical loss experience, assessment of collectibility of specific receivables and its ability to effectively manage credit risk and contain losses contributed to the decline in the provision for receivable losses.

      INCOME TAXES

      Income taxes increased 39 percent to $279.3 million for the year ended December 31, 1999, from $200.7 million for the same period in 1998. This increase is primarily attributable to the increase in pretax earnings for 1999, as compared with 1998.

      The Company expects its effective tax rate to approximate the statutory federal (35%) and state (4.4%, net of federal tax benefit) income tax rates in future years.

      RETURN ON AVERAGE EQUITY

      The 1999 results yielded an annualized return on average equity of 21.4 percent, compared with 17.2 percent in 1998.

      ACCOUNTING CHANGES

      The Company implemented new accounting standards in 1999, 1998 and 1997. None of these standards had a material effect on the financial position or results of operations of the Company.

      Effective January 1, 1997, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 125, _Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities._ This standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The adoption of FAS 125 did not have a material effect on the Company.

      In the first quarter of 1998, the Company adopted SFAS No. 130, _Reporting Comprehensive Income,_ which establishes standards for displaying comprehensive income and components. For the years ended December 31, 1999, and 1998, respectively, other than net earnings, there were no items to report.

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

      FORWARD LOOKING STATEMENTS

      Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-K may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; the ultimate impact of the various Year 2000 issues on the Company's business, financial condition or results of operations; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination and subsequent recoverabiltiy of recorded residual values; currency fluctuations on the associated debt and liabilities; change in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-K and in the Company's other filings with the Securities and Exchange Commission and in IBM's filings with the SEC.

      YEAR 2000

      The issues raised by the transition to the Year 2000 presented a pervasive and unprecedented global challenge to the Company, its customers, partners, suppliers and employees, as well as to governments, communities and individuals. The Company believes that the overall uneventful arrival of the Year 2000 is testimony to the hard work and investment of organizations and individuals around the world.

      With respect to the Company's own operations, the Company now estimates that it will have spent a total of approximately $11.0 million over a multi-year period in its efforts, including conversion, testing and contingency planning. In the near term, the Company recognizes the need to maintain its vigilance in the event issues arise. Further, some commentators believe that a significant amount of litigation will arise from Year 2000 issues. The company continues to believe that it has good defenses to any such claims brought against it.

      The Year 2000  statements set forth  above are designated  as "Year  2000
      Readiness  Disclosures"  pursuant  to  the  Year  2000  Information   and
      Readiness
      Disclosure Act (P.L. 105-271).

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

      The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, marketable securities, long-term non-lease receivables, investments, long-term and short-term debt and all derivative financial instruments. Interest rate swaps and interest rate options and foreign currency swaps constitute the Company's portfolio of derivative financial instruments.

      To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market values for interest and foreign currency exchange risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based upon market interest and foreign currency exchange rates in effect at December 31, 1999.

      The market values that result from these computations are compared with the actual market values of these financial instruments. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

      The results of the sensitivity analysis at December 31, 1999 and 1998, are as follows:

      INTEREST RATE RISK:

      The following table gives the changes in fair market value of the Company's financial instruments, with all other variables held constant:

      (in millions)
                                       Level of Interest Rates
                                           +10%       -10%
                                       __________   __________

      December 31, 1999                  $(39.0)      $41.0
      December 31, 1998*                 $(30.0)      $28.0

      * Please note that the amounts at December 31, 1998 have been restated to
      reflect  more   accurate  information   now  available   due  to   system
      modifications.

      The variances in the changes in fair values for December 31, 1999, as compared with December 31, 1998, is due to fluctuations in the components of Company's portfolio of derivative financial instruments.

      FOREIGN CURRENCY EXCHANGE RATE RISK:

      Since all of the Company's market sensitive financial instruments are denominated in U.S. dollars, the Company has no sensitivity to foreign currency fluctuations.

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:
      <AUDIT-REPORT>

      Report of Independent Accountants

      To the Stockholder and Board of Directors of IBM Credit Corporation


      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. on page 45 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




      PricewaterhouseCoopers LLP
      Stamford, CT
      January 19, 2000
      </AUDIT-REPORT>

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION

      at December 31:

      (Dollars in thousands)
                                                                  1999
        1998
                                              _____________    ____________
      ASSETS:

        Cash and cash equivalents. . . . . . . $   600,111    $   822,844
        Marketable securities. . . . . . . . .       -             68,838
        Net investment in capital leases . . .   5,337,200      5,265,941
        Equipment on operating leases, net . .   3,386,686      3,619,585
        Loans receivable . . . . . . . . . . .   3,535,498      3,041,222
        Working capital financing receivables.   2,963,583      2,861,780
        Factored IBM receivables . . . . . . .       -            292,310
        Investments and other assets . . . . .     521,627        424,839
                                               ___________    ___________

      Total Assets                             $16,344,705    $16,397,359
                                               ===========    ===========
      LIABILITIES AND STOCKHOLDER'S EQUITY:

        Liabilities:

        Short-term debt. . . . . . . . . . . . $ 5,491,441    $ 6,618,695
        Short-term debt, IBM . . . . . . . . .   1,641,447        158,527
        Due to IBM and affiliates. . . . . . .   1,976,167      2,354,650
        Interest and other accruals. . . . . .     454,261        440,248
        Deferred income taxes. . . . . . . . .     877,916        973,686
        Long-term debt . . . . . . . . . . . .   2,279,437      1,903,188
        Long-term debt, IBM. . . . . . . . . .   1,391,702      2,070,651
                                               ___________    ___________
           Total liabilities . . . . . . . . .  14,112,371     14,519,645
                                               ___________    ___________
        Stockholder's equity:

        Capital stock, par value $1.00 per share
           Shares authorized: 10,000
           Shares issued and outstanding:
             936 in 1999 and 1998  . . . . . .     457,411        457,411
        Retained earnings. . . . . . . . . . .   1,774,923      1,420,303
                                                __________    ___________
           Total stockholder's equity. . . . .   2,232,334      1,877,714
                                                __________    ___________
      Total Liabilities and Stockholder's
        Equity . . . . . . . . . . . . . . . . $16,344,705    $16,397,359
                                               ===========    ===========

      The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

              CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

      For the years ended December 31:

      (Dollars in thousands)
                                                1999      1998        1997
                                             __________ __________ __________
      FINANCE AND OTHER INCOME:

        Income from leases:
         Capital leases . . . . . . . . . .  $  385,969 $  334,365 $  276,956
           Operating leases, net of depreciation:
            1999-$2,112,840; 1998-$1,944,157
            and 1997-$1,487,727 . . . . . .     463,869    363,975    323,868
                                                  __________ __________
      __________
                                                849,838    698,340    600,824
       Income from working capital
         financing. . . . . . . . . . . . .     240,253    236,848    257,646
       Income from loans. . . . . . . . . .     251,175    208,434    167,955
       Equipment sales. . . . . . . . . . .     473,960    510,156    442,105
       Income from factored IBM
         receivables. . . . . . . . . . . .       3,138     52,283     26,505
       Other income . . . . . . . . . . . .     101,469    110,437    135,860
                                             __________ __________ __________
          Total finance and other income. .   1,919,833  1,816,498  1,630,895
                                             __________ __________ __________
      COST AND EXPENSES:

       Interest . . . . . . . . . . . . . .     569,545    611,206    538,560
       Cost of equipment sales. . . . . . .     422,744    446,715    381,531
       Selling, general and administrative.     213,608    211,259    228,155
       Provision for receivable losses. . .       4,986     37,805     35,541
                                             __________ __________ __________

           Total cost and expenses. . . . .   1,210,883  1,306,985  1,183,787
                                             __________ __________ __________

      EARNINGS BEFORE INCOME TAXES. . . . .     708,950    509,513    447,108

      Provision for income taxes. . . . . .     279,330    200,748    163,215
                                             __________ __________ __________

      NET EARNINGS. . . . . . . . . . . . .     429,620    308,765    283,893

      Dividends . . . . . . . . . . . . . .     (75,000)  (100,000)   (50,000)
      Retained earnings, January 1. . . . .   1,420,303  1,211,538    977,645
                                             __________ __________ __________

      Retained earnings, December 31. . . .  $1,774,923 $1,420,303 $1,211,538
                                             ========== ========== ==========

      The accompanying notes are an integral part of this statement.

                                        -19-

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                          For the years ended December 31:
      (Dollars in thousands)
                                               1999         1998          1997
                                           ____________  ___________
      ___________
      CASH FLOWS FROM OPERATING ACTIVITIES:

         Net earnings . . . . . . . . . .   $  429,620   $  308,765   $
      283,893
         Adjustments to reconcile net
           earnings to cash provided by
           operating activities:
         Depreciation and amortization. .    2,113,302    1,944,420
      1,503,375     Provision for receivable
           losses . . . . . . . . . . . .        4,986       37,805
      35,541
         (Decrease) increase in deferred
           income taxes. . . . . .  . . .      (95,770)      86,058
      125,686
         (Decrease) increase in interest
           and other accruals . . . . . .     (180,803)      18,594
      44,959
         Gross profit on equipment sales.      (51,216)     (63,441)
      (60,574)
         Other items that provided (used)
           cash:
           Proceeds from equipment sales.      473,960      510,156
      442,105      (Decrease) increase  in amounts
            due IBM and affiliates. . . .     (378,483)    (168,090)
      235,507
           Other, net . . . . . . . . . .      (29,990)       5,938
      9,924
                                           ____________  ___________
      ___________
      Cash provided by operating
        activities                           2,285,606    2,680,205
      2,620,416
                                           ____________  ___________
      ___________

      CASH FLOWS FROM INVESTING ACTIVITIES:

         Investment in capital leases . .   (2,243,271)  (2,655,735)
      (2,508,547)
         Collections on capital leases,
           net of income earned . . . . .    2,304,914    2,066,450
      1,756,020
         Investment in equipment on
           operating leases . . . . . . .   (1,910,992)  (1,982,280)
      (2,295,438)
         Investment in loans receivable .   (2,039,793)  (1,913,501)
      (1,460,214)
         Collections on loans receivable,
                                        -21-


           net of interest earned . . . .    1,694,637    1,244,806
      935,924
         Purchase of factored IBM
           receivables. . . . . . . . . .     (120,900)  (6,179,774)
      (4,159,221)
         Collections on factored IBM
           receivables. . . . . . . . . .      138,862    6,183,446
      3,335,190
         Collections on (investments in)
           working capital financing
           receivables, net . . . . . . .       31,822      455,869
      (360,266)
                                           ____________  ___________
      ___________

      Total carried forward . . . . . . . $ (2,144,721) $(2,780,719)
      (4,756,552)
                         ____________  ___________  ___________
      The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                          For the years ended December 31:

      (Continued)
      (Dollars in thousands)                  1999        1998         1997
                                          ___________  ___________ ___________

      CASH FLOWS FROM INVESTING ACTIVITIES (Continued):

        Total brought forward . . . . . . $(2,144,721) $(2,780,719)$(4,756,552)
           Investment in participation
           loans. . . . . . . . . . . . .    (288,422)      97,993      50,596
         Purchases of marketable
           securities . . . . . . . . . .     (24,390)     (82,165)    (21,500)
         Proceeds from redemption of
           marketable securities. . . . .      93,203      141,207      53,001
         Proceeds from the sale of the
           net assets of IBM Credit
           International Factoring
           Corporation. . . . . . . . . .     273,759       11,737        -
         Cash payment for lease portfolio
           acquired . . . . . . . . . . .    (176,613)         -      (334,909)
             Other, net . . . . . . . . . .    (120,387)    (138,000)
      (386,271)
                                          ___________  ____________ ___________
       Cash used in investing activities   (2,387,571)  (2,749,947) (5,395,635)
                                            ___________  ____________
      ___________


      CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of
           long-term debt . . . . . . . .   2,523,833    3,081,436   2,516,557
         Repayment of debt with original
          maturities of one year or more.  (1,000,776)  (1,330,194)   (238,900)

        (Repayment) issuance of debt
          with original maturities within
          one year, net . . . . . . . . .  (1,568,825)  (1,551,127)    707,199
         Cash dividends paid to IBM . . .     (75,000)    (100,000)    (50,000)
                                          ___________  ____________ ___________
      Cash (used in) provided by financing
         activities . . . . . . . . . . .    (120,768)     100,115   2,934,856
                                          ___________  ____________ ___________

      Change in cash and cash equivalents    (222,733)      30,373     159,637


      Cash and cash equivalents,
       January 1. . . . . . . . . . . .       822,844      792,471     632,834

                                        -23-


                                          ___________   ___________
      ____________
      Cash and cash equivalents,
        December 31 . . . . . . . .  . .   $  600,111   $  822,844   $ 792,471
                                          ===========   ===========
      ============

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                          For the years ended December 31:

      (Continued)
      (Dollars in thousands)                 1999          1998        1997
                                          ___________  ___________ ___________

      <F1>
      Supplemental Disclosure of Cash Flow Information:

      Cash paid for interest               $ 568,571   $  635,658    $ 523,139
                                           =========   ==========    =========

      Cash paid for income taxes           $ 106,144   $  109,313    $  18,408
                                           =========   ==========    =========

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

      In May 1999, the Company purchased selected assets from the leasing portfolio of Comdisco, Inc. The purchase price was financed, in part, through the assumption of debt of $102.0 million and through the issuance of a credit on account of $195.4 million, which had been fully utilized at December 31, 1999.

      <F3>
      The accompanying notes are an integral part of this statement.

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

      Marketable  Securities:    The   Company's  marketable  securities   were
      available-for-sale and the carrying amount of the securities approximated market value.

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

      Allowance for Receivable Losses: The allowance for receivable losses is established based upon management's historical collection experience and is charged to the provision for receivable losses. Receivable losses are charged against the allowance when management believes the uncollectibility of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for receivable losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibilty of the receivables in light of historical experience, the nature and volume of the Company's portfolios, adverse situations that may affect the customer's ability to repay, estimated value of the underlying collateral (if any) and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

      Use of Estimates: Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of receivables, recoverability of residual values of equipment on capital and operating leases, and useful economic lives of long-term fixed assets. The Company regularly assesses these estimates and, while actual results may differ from these estimates, management believes that material changes will not occur in the near term. To be consistent with IBM, the Company changed its useful life on internal use PCs from five years to three years. This change did not have a material impact on earnings or financial position.

      Reclassifications: Certain amounts included in the Consolidated Statement of Financial Position at December 31, 1998, and the Statement of Cash
      Flows for the years ended December 31, 1998, and 1997, have been reclassified to conform to current year presentation.

      RELATIONSHIP WITH IBM AND RELATED PARTY TRANSACTIONS:

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

      Pursuant to an operating agreement, IBM provides collection, administration and other services and products for the Company and is reimbursed for the cost of these services and products. IBM charged the Company $114.2 million, $97.5 million and $84.4 million in 1999, 1998 and 1997, respectively, representing costs for lease services, employee benefit plans, facilities rental and staff support.

      Additionally, the Company is compensated, at market rates as determined by management, for services performed for IBM, primarily for management of IBM's federal, state and local government installment receivables portfolio. These fees, amounting to $45.5 million, $50.3 million and $51.8 million in 1999, 1998 and 1997, respectively, are included in other income.

      The operating agreement with IBM also provides that installment receivables, which include finance charges, may be purchased by the Company at fair market value as determined by management. The Company is reimbursed by IBM for any price adjustments and concessions that reduce the amount of receivables previously purchased by the Company.

      Additionally, the operating agreement with IBM provides that IBM will offer term leases of the Company to creditworthy potential lessees. IBM's sales price of the equipment to the Company will typically be at the purchase price payable by the lessee, unless the Company is participating in unique IBM product offerings.

      The Company is currently in the process of renegotiating its operating agreement with IBM at IBM's request regarding the services IBM performs for the Company. The Company expects this to be completed in the first half of 2000. This could result in a material increase in the Company's selling, general and administrative expenses.

      The Company provides accounts receivable and inventory financing, at market rates, to dealers and remarketers of IBM products. Included in income from working capital financing is fee income earned from IBM Personal Systems group of $54.8 million, $75.1 million and $ 73.1 million in 1999, 1998 and 1997, respectively. Also included in income from working capital financing is fee income from other IBM divisions of $43.7 million, $37.6 million and $27.3 million in 1999, 1998 and 1997, respectively.

      The Company also has an indemnification agreement with IBM. IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $1.1 million, $8.2 million and $2.2 million of such losses have been reimbursed by IBM in 1999, 1998 and 1997, respectively. See Working Capital Financing Receviables note on page 30 for additional information.

      The Company also provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $848.3 million and $971.5 million of such financings during 1999 and 1998, respectively. At December 31, 1999, and 1998, approximately $1,437.1 million and $1,550.5 million, respectively, of such financings were included in the Company's lease and loan portfolio. Of these amounts, $1,255.5 million and $1,289.2 million were included in the Company's operating lease portfolio at December 31, 1999, and 1998, respectively. The finance income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was $180.9 million, $172.0 million and $158.9 million in 1999, 1998 and 1997, respectively. Interest and finance income of $9.6 million, $9.2 million, and $6.7 million was earned from loans to IBM and affiliates in 1999, 1998 and 1997, respectively.

      In June 1997, IBM Credit International Factoring Corporation (ICIFC) and IBM Credit EMEA Factoring Co., Ltd. (ICEFC), subsidiaries of the Company, entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC and ICEFC periodically purchased, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables. In December 1998 and February 1999, respectively, ICC and ICIFC sold to a subsidiary of IBM, IBM International Holdings Finance Company, Ltd. (IIHFC), all of their factoring assets and substantially all of their related liabilities.

      During 1999 and 1998, ICIFC and ICEFC acquired IBM customer receivables having a nominal value of $122.0 million and $6,257.2 million, respectively, for approximately $120.9 million and $6,168.8 million, respectively. The receivables acquired were short-term in nature and were denominated in non-U.S. currencies. The purchase was financed by the Company through the issuance of short-term debt.

      The Company has a liquidity agreement with IBM International Finance, N.V. (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this agreement, the Company has entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these agreements at December 31, 1999 and 1998.

      The Company, together with IBM and IIF, has the option to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate nominal amount of up to Euro 4.0 billion, or its equivalent in any other currency. At December 31, 1999, there was Euro 1.6 billion available for the issuance of debt securities under this program. The Company's intention to issue any debt securities over the next twelve months under this program is dependent on prevailing market conditions and the Company's need for such funding.

      From time to time, the Company will either borrow funds from or lend funds to IBM and its affiliates, at prevailing interest rates. The Company and IBM signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The purpose of these agreements is to finance the borrower's assets, for working capital or for other general corporate purposes. The Company had no borrowings outstanding under this agreement at December 31, 1999. At December 31, 1998, the Company had borrowings outstanding under these agreements of $58.2 million payable to IBM.

      The Company and IBM have signed an additional master loan agreement which allows for long-term funding, made available at market terms and conditions, upon the request of the Company. As of December 31, 1999 and 1998, the Company had $2,350.0 million and $1,481.7 million of borrowings outstanding under this agreement. These borrowings have due dates ranging from January 26, 2001 to May 13, 2004.

      Additionally, under separate agreements with IBM, the Company has borrowings outstanding of $683.1 million and $689.4 million at December 31, 1999, and 1998, respectively with maturity dates of August 21, 2000 through November 26, 2001.

      Interest expense of $152.5 million, $60.8 million and $29.3 million was incurred on loans from IBM and affiliates during 1999, 1998 and 1997, respectively.

      The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

      An intercompany tax allocation agreement (the Agreement) exists between the Company and IBM. The Agreement aligns the settlement of federal and state tax benefits and/or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return and files separate state tax returns in selected states. Included in amounts due to IBM and affiliates at December 31, 1999, and 1998, are $296.7 million and $30.5 million, respectively, of current income taxes payable determined in accordance with the Agreement.

      MARKETABLE SECURITIES:

      The following is a summary of marketable securities at December 31, 1998 all of which were available-for-sale. At December 31, 1999, there were no marketable securities on hand. At December 31, 1998, marketable securities consisted of debt securities and certificates of deposit. Contractual maturities of marketable securities at December 31, 1998, were between nine months and five years.

      (Dollars in thousands)                       1999        1998
                                              ___________  __________
      Corporate  . . . . . . . . . . . . . .  $       -    $   20,840
      Certificates of deposit. . . . . . . .          -        47,998
                                              ___________  __________
      Total, which approximates market value. $       -    $   68,838
                                              ===========  ==========

      NET INVESTMENT IN CAPITAL LEASES:

      The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries and throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

      Direct financing leases consist principally of IBM advanced information processing products with terms generally from two to three years. The components of the net investment in direct financing leases at December 31, 1999 and 1998, are as follows:

      (Dollars in thousands)                       1999        1998
                                                ___________  __________
      Gross lease payments receivable . . . .   $5,335,352   $5,278,060
      Estimated unguaranteed residual values.      442,288      397,529
      Deferred initial direct costs . . . . .       18,339       30,634
      Unearned income . . . . . . . . . . . .     (604,035)    (571,168)
      Allowance for receivable losses . . . .      (47,220)     (65,644)
                                                __________   __________
           Total . . . . . . . . . . . . . . . . .   $5,144,724   $5,069,411
                                                ==========   ==========

      The scheduled maturities of minimum lease payments outstanding at December 31, 1999, expressed as a percentage of the total, are due approximately as follows:

      Within 12 months. . . . . . . . . . . . . . .  50%
      13 to 24 months . . . . . . . . . . . . . . .  33
      25 to 36 months . . . . . . . . . . . . . . .  13
      37 to 48 months . . . . . . . . . . . . . . .   3
      After 48 months . . . . . . . . . . . . . . .   1
                                                    ____
                                                    100%
                                                    ====

      Included in the net investment in capital leases is $17.7 million of seller interest at December 31, 1998, relating to the securitization of such leases. These securitizations were terminated and settled in 1999.

      Leveraged lease investments include coal-fired electric generating facilities and commercial aircraft. Leveraged leases have remaining terms ranging from two to twenty years. The components of the net investment in leveraged leases at December 31, 1999 and 1998, are as follows:

      (Dollars in thousands)                            1999        1998
                                                      _________  __________
      Net rents receivable. . . . . . . . . . .       $ 239,173  $  245,928
      Estimated unguaranteed  residual values .          33,568      39,752
      Unearned and deferred income. . . . . . .         (76,903)    (85,788)
      Allowance for receivable losses . . . . .          (3,362)     (3,362)
                                                      _________  __________
      Investment in leveraged leases. . . . . .       $ 192,476  $  196,530
                                                      =========  ==========

      Deferred income taxes relating to leverage leases amounted to $157.4 million and $175.5 million at December 31, 1999 and 1998, respectively.

      In December  1999,  the  Company  sold  ownership  interests  in  several
      leverage leases.   The  Company  sold these  interests to  third  parties
      resulting in a pretax gain of $2.3 million.

      Refer to the note on page 31, Allowance for Receivable Losses, for a reconciliation of the direct financing leases and leveraged leases allowances for receivable losses.


      EQUIPMENT ON OPERATING LEASES:

      Operating leases consist principally of IBM advanced information processing products with terms generally from two to three years. The components of equipment on operating lease at December 31, 1999 and 1998, are as follows:

      (Dollars in thousands)             1999           1998
                                    ____________   ____________
      Cost. . . . . . . . . . .     $ 7,166,892    $ 7,046,757
      Accumulated depreciation.      (3,780,206)    (3,427,172)
                                    ____________   ____________
      Total . . . . . . . . . .     $ 3,386,686      3,619,585
                                    ============   ============

      Minimum future rentals were approximately $3,094.2 million at December 31, 1999. The scheduled maturities of the minimum future rentals at December 31, 1999, expressed as a percentage of the total, are due approximately as follows:

      Within 12 months. . . . . . . . . . . . . 57%
      13 to 24 months . . . . . . . . . . . . . 30
      25 to 36 months . . . . . . . . . . . . . 10
      37 to 48 months . . . . . . . . . . . . . . .  2
      After 48 months. . . .  . . . . . . . . . . .  1
                                                  ____
                                                         100%
                                                  ====

      In December, 1999, the Company sold its ownership interests in several non-IT operating leases. The Company sold these interests to third parties resulting in a pretax gain of $16.9 million, which is included in other income.


      LOANS RECEIVABLE:

      Loans receivable include installment receivables that are principally financings of customer purchases of IBM software, services and information handling products, as well as non-IBM software and services. The components of loans receivable at December 31, 1999 and 1998, are as follows:


      (Dollars in thousands)                     1999        1998
                                             ___________  ___________
      Gross loans receivable . . . . .       $3,931,388   $3,456,900
      Deferred initial direct costs. .           28,509       20,658
      Unearned income  . . . . . . . .         (358,245)    (361,192)
      Allowance for receivable losses.          (66,154)     (75,144)
                                             ___________  ___________
      Total. . . . . . . . . . . . . .       $3,535,498   $3,041,222
                                             ===========  ===========

      The scheduled maturities of loans receivable outstanding at December 31, 1999, expressed as a percentage of the total, are due approximately as follows:


      Within 12 months. . . . . . . . . . . .  .  . . . 48%
      13 to 24 months. . . . .  . . . . . . . . . . . . 34
      25 to 36 months . . . . . . . . . . . . . . . . . 13
      37 to 48 months . . . . . . . . . . . . . . . . .  4
      After 48 months . . . . . . . . . . . . . . . . .  1
                                                       ____
                                                       100%
                                                       ====

      Included in loans receivable are $4.0 million and $3.1 million at December 31, 1999 and 1998, respectively, that are due from the Company's term lease partnerships. Such loans are secured by the general pool of leases in the partnerships. Also included in loans receivable are $6.1 million of seller interest at December 31, 1998, relating to the securitization of such loans. These securitizations were terminated in 1999.

      Refer to the note on page 31, Allowance for Receivable Losses, for a reconciliation of the loans receivable allowance for receivable losses.

      WORKING CAPITAL FINANCING RECEIVABLES:

      Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products and services. Inventory financing includes the financing of the purchase by these dealers and remarketers of information handling products. Also included in working capital financing receivables are participation loans. Participation loans are loans in which the Company has purchased a fixed percentage of a specific customer's loan facility from a bank or other lending institution. The Company will receive its fixed percentage of interest and loan fees less administrative fees charged by the agent bank.

      As previously discussed in the note on pages 24 through 26, Relationship with IBM and Related Company Transactions, the Company is reimbursed by IBM for certain losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $1.1 million, $8.2 million and $2.2 million of such losses have been reimbursed by IBM in 1999, 1998 and 1997, respectively.

      With the continued trends toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. However, the Company has a secured position on most of its inventory and accounts receivable financing, which mitigates the amount of potential loss.

      Payment terms for inventory-secured financing generally range from 30 days to 75 days. Accounts receivable financing includes the financing of trade accounts receivable for these dealers and remarketers. Payment terms for accounts receivable secured financing typically range from 30 days to 90 days. The components of working capital financing receivables at December 31, 1999, and 1998, are as follows:

      (Dollars in thousands)
                                                   1999       1998
                                              ___________  _____________
      Working capital financing receivables . $2,981,101   $2,878,916
      Allowance for receivable losses . . . .    (17,518)     (17,136)
                                                   ___________  ___________
      Total . . . . . . . . . . . . . . . . . $2,963,583   $2,861,780
                                              ===========  ===========

      Included in working capital financing receivables are $719.4 million of seller interest at December 31, 1998, relating to the securitization of such receivables. These securitizations were terminated and settled in 1999. Additionally, the Company has $3,220.6 million of approved but unused working capital financing credit lines available to customers at December 31, 1999.

      Refer to the note on page 31, Allowance for Receivable Losses, for a reconciliation of the working capital financing receivables allowance for receivable losses.

      ALLOWANCE FOR RECEIVABLE LOSSES:

      The following is a reconciliation of the allowance for receivable losses, by portfolio, for the years ended December 31, 1999, 1998 and 1997:

      (Dollars in thousands)
                                     Direct                            Working
                                   Financing   Leveraged    Loans      Capital
                 1999           Total     Leases      Leases   Receivable
      Fin. Rec.
      __________________  ________  _________ __________  __________
      __________

      Beginning of year .$161,286  $ 65,644   $  3,362    $  75,144   $  17,136
      Provision (reversal
        of provision) for
        receivable losses,
        net . . . . . . .   4,986      (691)       -          1,100       4,577
      Accounts written
       off (net of
       recoveries). . . . (32,018)  (17,733)       -           (10,090)
      (4,195)
                         _________ _________  __________  __________
      __________
       End of year. . . .$134,254  $ 47,220   $  3,362    $  66,154   $  17,518
                         ========= =========  ==========  ==========
      ==========
                                     Direct                            Working
                                   Financing   Leveraged    Loans      Capital
                 1998           Total     Leases      Leases   Receivable
      Fin. Rec.
      __________________  ________  _________ __________  _________  __________

      Beginning of year . $167,514   $ 52,373   $  3,362  $  71,229    $ 40,550
      Provision for
       receivable losses.   37,805     24,659      -          8,735       4,411
      Accounts written
       off(net of
       recoveries). . . .  (44,522)   (11,904)     -         (5,491)
      (27,127)
      Transfers from (to)
       allowance for
       losses on receiv-
       ables sold and
       other, net . . . .      489        516      -            671
      (698)
                          ________  _________ __________  __________
      ___________
       End of year. . . .   $161,286  $  65,644      $  3,362  $  75,144    $
      17,136
                          ========  ========= ==========  =========  ==========

      (Dollars in thousands)

                                     Direct                            Working
                                   Financing   Leveraged    Loans      Capital
                 1997           Total     Leases      Leases   Receivable
      Fin. Rec.
      __________________  ________  _________ __________  _________  __________

      Beginning of year . $170,254   $ 44,131   $  6,036  $  63,364    $ 56,723
      Provision for
       receivable losses.   35,541     22,271     (2,674)    11,800       4,144
      Accounts written
       off(net of
       recoveries). . . .  (46,328)   (15,321)     -         (5,453)
      (25,554)
      Transfers from
       allowance for
       losses on receiv-
       ables sold and
       other, net . . . .    8,047      1,292      -          1,518       5,237

                          ________  _________ __________  __________
      ___________
       End of year. . . .   $167,514   $ 52,373      $  3,362  $  71,229    $
      40,550
                          ========  ========= ==========  =========  ==========

      The amounts written off, net of recoveries, of working capital financing receivables in 1998 and 1997 primarily reflects previously identified and reserved exposures. The 1999 and 1998 provision for receivables losses reflects the Company's improved ability to effectively manage credit risk and contain losses. Additionally, the 1999 provision for receivable losses reflects a revision in the Company's methodology for calculating the reserve relating to operating lease assets.

      The reconciliation of the allowance for receivable losses by portfolio presented above, excludes the allowance for estimated credit losses on factored IBM receivables, which was $6.3 million at December 31, 1998. IBM factored receivables written off, net of recoveries, during 1998, were $6.2 million. There were no factored IBM receivables at December 31, 1999. Provisions for expected losses, as they relate to factored IBM receivables, were provided during the period in which the receivables were purchased.

      At December 31, 1999, and December 31, 1998, approximately 55 percent and 56 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The allowance for receivable losses approximated 1.1 percent of the Company's portfolio of capital leases, loans, factored IBM receivables and working capital financing receivables at both December 31, 1999, and 1998.

      INVESTMENTS AND OTHER ASSETS:

      The components of investments and other assets at December 31, 1999, and 1998, are as follows:

      (Dollars in thousands)
                                                          1999         1998
                                                        _________   _________
      Receivables from customers. . . . . . . . . . .   $ 218,312   $ 196,700
      Receivables from affiliates . . . . . . . . . .     165,955     105,472
      Remarketing inventory . . . . . . . . . . . . .      88,517      58,917
      Investments in partnerships and other . . . . .      26,111         250
      Due and deferred from receivable sales. . . . .        -         29,990
      Other assets  . . . . . . . . . . . . . . . . .      22,732      33,510
                                                        _________   _________
      Total . . . . . . . . . . . . . . . . . . . . .   $ 521,627   $ 424,839
                                                        =========   =========

      Receivables from customers of $218.3 million and $196.7 million at December 31, 1999, and 1998, respectively, represent amounts due for operating leases that have not yet been collected and for remarketing transactions, such as sales, lease payments and termination charges. Receivables from affiliates of $166.0 million and $105.5 million at December 31, 1999, and 1998, respectively, primarily consist of amounts due from IBM Global Services for monthly rentals and termination charges.

      Remarketing inventory is valued at the lower of cost or market on a first-in, first-out basis.

      Included in  other assets  at  December 31,  1999,  and 1998,  are  $15.8 million and $15.3 million, respectively, on deposit in restricted accounts, held as security deposits received from customers. Also included in other assets at December 31, 1998, is $2.1 million on deposit in restricted accounts for purposes of credit enhancement. The Company, as servicer, deposited the cash in connection with certain tax-exempt grantor trusts comprised of pools of IBM state and local government installment receivables. The trustee of each grantor trust is entitled to draw upon the amounts in the restricted accounts, in the event of nonperformance, default or other loss relating to such installment receivables.

      SHORT-TERM DEBT:

      The components of short-term debt at December 31, 1999, and 1998, are as follows:


      (Dollars in thousands)                               1999         1998
                                                        __________   __________
      Commercial paper, with rates averaging 5.9%
       in 1999 and 1998 . . . .. . . . . . . . . . . .  $4,118,870
      $3,198,864
      Other short-term debt, with rates averaging 5.6%
       in 1999 and 1998 . . . .. . . . . . . . . . . .     326,571
      2,303,756
      Current maturities of long-term debt . . . . . .   1,046,000
      1,116,075
                                                        __________
      __________
                                                         5,491,441
      6,618,695
      IBM short-term borrowings   . . .  . . . .  . . .  .    1,641,447
      158,527
                                                        __________
      __________
      Total. . . . . . . . . . . . . . . . . . . . . .  $7,132,888
      $6,777,222
                                                        ==========    =
      =========

      The approximate  weighted average  effective  interest rates  above,  are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1999 and 1998. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on commercial paper outstanding at December 31, 1999, and 1998, were 6.0% and 6.1%, respectively. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on other short-term debt outstanding at December 31, 1999, and 1998, were 6.0% and 5.2%, respectively. Other short-term debt primarily includes notes having maturities between nine and twelve months offered through the Company's medium-term note program.

      LONG-TERM DEBT:

      The components of long-term debt at December 31, 1999, and 1998, are as follows:
      (Dollars in thousands)
                                                         1999        1998
                                                     ____________ _____________

      Medium-term notes with original maturities
       ranging from 2000 to 2010, with rates
       averaging 5.9% in  1999 and 5.7% in 1998. . . $ 3,325,516  $ 3,015,075
      IBM loan payable, with maturities ranging
        from 2001 to 2004 . . .  . . . . . . . . . .   1,391,702    2,070,651
                                                     ____________ ____________
                                                            4,717,218
      5,085,726
      Net unamortized premiums/(discounts) . . . . .         (79)       4,188
                                                     ____________ ____________
                                                       4,717,139    5,089,914
                                        -38-


      Less: Current maturities . . . . . . . . . . .   1,046,000    1,116,075
                                                     ____________ ____________
      Total. . . . . . . . . . . . . . . . . . . . . $ 3,671,139  $ 3,973,839
                                                     ============ ============

      The approximate weighted average effective interest rates above are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 1999, and 1998. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on medium-term notes outstanding at December 31, 1999, and 1998, were 6.0% and 5.3%, respectively. Discounts and premiums have the effect of modifying the stated rate of interest on long-term debt offerings.

      Annual maturity of long-term debt at December 31, 1999, is as follows:

      (Dollars in thousands)

      2000 . . . . . . . . . . . . . . . . . . . . . $1,046,000
      2001 . . . . . . . . . . . . . . . . . . . . .  2,113,110
      2002 . . . . . . . . . . . . . . . . . . . . .    628,108
      2003 . . . . . . . . . . . . . . . . . . . . .    240,000
      2004 . . . . . . . . . . . . . . . . . . . . .     50,000
      2005 and thereafter  . . . . . . . . . . . . .    640,000
                                                     __________
                                                     $4,717,218
                                                     ==========
      RATIO OF EARNINGS TO FIXED CHARGES:

      The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 2.24, 1.83 and 1.83 for the years ended December 31, 1999, 1998 and 1997, respectively.

      PROVISION FOR INCOME TAXES:

      The components of the provision for income taxes are as follows:

      (Dollars in thousands)
                                              1999        1998        1997
                                           __________  __________  __________
      Federal:
         Current . . . . . . . . . . . .   $  311,865  $   93,164  $   32,401
         Deferred. . . . . . . . . . . .      (80,531)     74,081     100,332
                                           __________  __________   _________
                                              231,334     167,245     132,733
                                           __________  __________   _________
      State and local:
         Current . . . . . . . . . . . .       63,215      20,900       8,575
         Deferred. . . . . . . . . . . .      (15,219)     12,603      21,907
                                           __________  __________   _________
                                               47,996      33,503      30,482
                                           __________  __________   _________
       Total provision . . . . . . . . .   $  279,330  $  200,748   $ 163,215
                                           ==========  ==========   =========

      The decrease in deferred income taxes, both state and local, is due to an adjustment made in 1999 between current and deferred taxes relating to overestimation of tax depreciation in 1998.

      Changes in the deferred tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

      (Dollars in thousands)
                                                      1999          1998
                                                _____________   ____________
      Deferred tax assets (liabilities):

        Provision for receivable losses. . . .   $    62,256    $    87,623
          Lease income and depreciation. . . . .      (906,882)    (1,017,373)
            Other, net . . . . . . . . . . . . . .       (33,290)
      (43,936)
      _____________   ____________
      Deferred income taxes. . . . . . . . . .   $  (877,916)   $  (973,686)
                                                =============   ============

      The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:

                                                1999      1998     1997
                                              ________   ________  _______
      Federal statutory rate. . . . . . . .     35.0%       35.0%    35.0%
      State and local taxes, net of
       federal tax benefit. . . . . . . . .      4.4         4.3      4.4
      Adjustments to prior years' tax
        liabilities . . . . . . . . . . . .        -         -       (2.9)
      Other, net. . . . . . . . . . . . . .        -          .1       -
                                              ________   ________  _______
      Effective income tax rate . . . . . .     39.4%       39.4%    36.5%
                                              ========   ========  =======

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

      The tables below summarize the notional value, maturity dates, weighted average receive and pay rates and net unrealized gain (loss) of derivative financial instruments by category at December 31, 1999, and 1998. The notional value at December 31 provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk.

      (Dollars in thousands)

      At December 31, 1999:
                          Notional                     Weighted Average Rate
           Type           Amount         Maturities     Receive         Pay
      ________________ ______________  _____________  ___________
      ______________
      Swap to Fixed        $  960,000    2000-2002      5.13%          6.25%
      Swap to Floating      1,518,420    2000-2009      5.35%          5.92%
      Int. Rate Cap/Floor      50,000       2000        n/a *          n/a *
                       ______________
                           $2,528,420
                       ==============

      At December 31, 1999 (Continued):
                          Notional       Unrealized   Unrealized  Net
      Unrealized
          Type            Amount         Gross Gain   Gross Loss    Gain/(Loss)
      ________________ ______________  _____________  ___________
      ______________
      Swap to Fixed       $  960,000     $  3,722     $     (908)    $    2,814
      Swap to Floating     1,518,420       22,302        (20,767)         1,535
      Int. Rate Cap/Floor     50,000          148            -              148
                       ______________  _____________  ___________
      ______________
                          $2,528,420     $ 26,172     $  (21,675)    $    4,497
                       ==============  =============  ===========
      ==============

      At December 31, 1998:
                          Notional                     Weighted Average Rate
           Type           Amount         Maturities     Receive         Pay
      ________________ ______________  _____________  ___________
      ______________
      Swap to Fixed        $2,390,000    1999-2002      4.98%          5.91%
      Swap to Floating      2,371,450    1999-2008      5.70%          5.14%
      Currency Related        339,547       1999        n/a *          n/a *
      Int. Rate Cap/Floor     200,000       1999        n/a *          n/a *
                       ______________
                           $5,300,997
                       ==============

                          Notional       Unrealized   Unrealized  Net
      Unrealized
          Type            Amount         Gross Gain   Gross Loss    Gain/(Loss)
      ________________ ______________   ____________  ___________
      ______________
      Swap to Fixed       $2,390,000     $      917   $  (27,490)    $
      (26,573)
      Swap to Floating     2,371,450         21,951       (2,181)        19,770
      Currency Related       339,547            543      (15,855)
      (15,312)
      Int. Rate Cap/Floor    200,000             -          (178)
      (178)
                       ______________   ____________  ___________
      ______________
                          $5,300,997     $   23,411   $  (45,704)    $
      (22,293)
                       ==============  =============  ===========
      ==============
      * n/a:  not applicable

      The approximate weighted average effective interest rates for the commercial paper, other short-term debt, medium-term notes and other long-term debt, as disclosed in the notes on pages 34 and 35, Short-Term Debt and Long-Term Debt, include the effects of interest rate swap agreements.

      Fair value is a very theoretical measure that is valid only at a particular point in time and whose sensitivity is based on certain assumptions. As such, fair value can represent only a possible value that may never actually be realized.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate.

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

      The following table summarizes the carrying amount and the estimated fair value of all of the Company's financial instruments:
      (Dollars in thousands)

                                              Carrying       Estimated
      At December 31, 1999:                    Amount        Fair Value
                                          _______________   ______________

       Cash and cash equivalents           $    600,111     $    600,111
       Marketable securities                       -                  -
       Loans receivable                       3,535,498        3,528,927
       Working capital financing
        receivables                           2,963,583        2,963,583
       Short-term debt (excluding current
        maturities of long-term debt)         6,086,888        6,100,118
       Long-term debt and current maturities
        of long-term debt                     4,717,139        4,741,805
       Off-balance-sheet derivatives:
        Interest rate related --
              Assets                               -              30,168
              Liabilities                          -              14,456


                                              Carrying       Estimated
      At December 31, 1998:                    Amount        Fair Value
                                          _______________   ________________

       Cash and cash equivalents           $    822,844     $    822,844
        Marketable securities                    68,838           68,838
       Loans receivable                       3,041,222        3,164,109
       Working capital financing
        receivables                           2,789,029        2,789,029
       Short-term debt (excluding current
        maturities of long-term debt)         5,661,147        5,698,298
       Long-term debt and current maturities
        of long-term debt                     5,089,914        5,160,904
       Off-balance-sheet derivatives:
           Currency related --
              Assets                               -                 581
              Liabilities                          -              16,113
           Interest rate related --
              Assets                               -              40,221
              Liabilities                          -              33,794

      The Company has financial guarantees amounting to $266.9 million and $313.7 million, at December 31, 1999 and 1998, respectively. Additionally, the Company has approved, but unused working capital financing lines of credit available to customers amounting to $3,022.6 million and $2,877.0 million at December 31, 1999, and 1998, respectively.

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

      (in thousands)

      For the Year Ended December 31:

                                 Customer       Commercial
              1999               Financing      Financing      Total
      ______________________   _____________  ____________ ___________

      Revenues...............  $   1,609,114  $    242,362 $ 1,851,476
      Interest expense.......  $     477,849  $     58,259 $   536,108
      Earnings before income
        taxes................  $     540,279  $    133,965 $   674,244
      Assets.................  $  12,537,711  $  2,993,245  $15,530,956

                                 Customer      Commercial
              1998               Financing      Financing      Total
      ______________________   _____________  ____________ ___________

      Revenues...............  $   1,458,858  $    239,328 $ 1,698,186
      Interest expense.......  $     466,774  $     59,718 $   526,492
      Earnings before income
        taxes................  $     346,282  $    130,450 $   476,732
      Assets.................  $  12,164,432  $  2,859,027 $15,023,459

             1997
      ______________________

      Revenues...............  $   1,258,095  $    260,508 $ 1,518,603
      Interest expense.......  $     406,111  $     71,265 $   477,376
      Earnings before income
        taxes................  $     267,173  $    132,709 $   399,882
      Assets.................  $  11,144,390  $  3,402,325 $14,546,715

      A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts are as follows:

      For the years ended December 31:
                                         1999           1998          1997
                                     ___________    ___________   ___________
      (in thousands)
      Revenues:
      Total revenues for reportable
        segments. . . . . . . . . .   $ 1,851,476   $ 1,698,186   $ 1,518,603
      Other revenues. . . . . . . .        68,357       118,312       112,292
                                     ___________    ___________   ___________
      Total consolidated revenues .   $ 1,919,833   $ 1,816,498   $ 1,630,895
                                     ===========    ===========   ===========
      Interest Expense:
      Total interest expense
       for reportable segments. . .   $  536,108    $   526,492   $   477,376
      Other interest expense. . . .       33,437         84,714        61,184
                                     ___________    ___________   ___________
      Total consolidated interest
       expense. . . . . . . . . . .   $  569,545    $   611,206   $   538,560
                                     ===========    ===========   ===========
      Earnings Before Income Taxes:
      Total earnings before income
       taxes for  reportable
       segments . . . . . . . . . .   $  674,244    $   476,732   $   399,882
      Other earnings before income
       taxes. . . . . . . . . . . .       34,706         32,781        47,226
                                     ___________    ___________   ___________
      Total consolidated  earnings
       before income taxes. . . . .   $  708,950    $   509,513   $   447,108
                                     ===========    ===========   ===========

      At December 31:

                                         1999           1998          1997
                                     ___________    ___________   ___________
      Assets:
      Total assets for  reportable
       segments . . . . . . . . . .   $15,530,956   $15,023,459   $14,546,715

      Other assets. . . . . . . . .       813,749     1,373,900     2,025,401
                                     ___________    ___________   ___________
      Total consolidated  assets. .   $16,344,705   $16,397,359   $16,572,116
                                     ===========    ===========   ===========

      For the year ended December 31, 1999, Customer Financing revenue increased 10 percent to $1,609.1 million from $1,458.9 million for the year ended December 31, 1998. This increase is due to improved average lease yields and reduced residual value writedowns during 1999.

      For the year ended December 31, 1999, earnings before income taxes for Customer Financing increased 56 percent to $540.3 million from $346.3 million for the year ended December 31, 1998. This increase is primarily due to an improvement in the average spread on the Company's lease and loan portfolio and the reduction in residual value writedowns during 1999, as compared with 1998 and to the increase in gross profit from the sale of leased assets to IBM relating to the sale of IBM's global network to AT&T.

      For the year ended December 31, 1999, Commercial Financing revenue increased 1 percent to $242.4 million, from $239.3 million for the same period of 1998. This increase is due to higher income due to the growth in participation loans during 1999.

      Earnings before income taxes for Commercial Financing increased 3 percent to $134.0 million for the year ended December 31, 1999, compared with $130.4 million for 1998. This increase is primarily attributable to income from participation loans as discussed above, offset by the decrease in income from dealer interest and fees from IBM.

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

      Earnings before income taxes for Commercial Financing decreased 2 percent to $130.4 million for 1998, from $132.7 million for 1997. This decrease is primarily attributable to a decrease in dealer interest, offset by a shift towards higher margin fee income from IBM.

      The Company's business is conducted principally in the United States; foreign operations are not material.

      For the years ended December 31, 1999, 1998 and 1997, one customer,  IBM,
      accounted  for  $499.1  million,  $542.2  million  and  $456.6   million,
      respectively, of the Company's consolidated revenues.

      The Company continues to evaluate its organizational structure which could lead to changes in future reportable segments.

      SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited)

      (Dollars in thousands)


                           Finance                         Gross Profit
                          and Other  Interest   Equipment  on Equipment    Net
      1999                 Income     Expense    Sales        Sales
      Earnings
      _________________  __________ _________ ___________ _____________
      _________
      First Quarter . .  $  434,516 $ 138,730 $    97,623  $     7,623  $
      91,277
      Second Quarter. .     530,405   139,961     183,086       27,104
      102,416
      Third Quarter . .     438,571   141,255      75,303        6,841
      102,271   Fourth Quarter. .     516,341   149,599     117,948
      9,648    133,656
                          __________ _________ ___________ ____________
      _________

                          $1,919,833 $569,545 $   473,960 $    51,216   $
      429,620
                          ========== ========= =========== ============
      =========


                           Finance                         Gross Profit
                          and Other  Interest   Equipment  on Equipment    Net
      1998                 Income     Expense    Sales        Sales
      Earnings
      _________________  __________ _________ ___________ _____________
      _________
      First Quarter . .  $  432,371 $ 156,161 $   109,829  $    15,295  $
      75,690
      Second Quarter. .     421,117   155,175      95,111        9,789
      71,605
      Third Quarter . .     432,593   148,420     103,971       10,606
      79,949
      Fourth Quarter. .     530,417   151,450     201,245       27,751
      81,521
                          __________ _________ ___________ ____________
      _________

                          $1,816,498 $611,206 $   510,156 $     63,441  $
      308,765
                          ========== ========= =========== ============
      =========

                           Finance                         Gross Profit
                          and Other  Interest   Equipment  on Equipment     Net
      1997                 Income     Expense    Sales        Sales
      Earnings
      _________________  __________ _________ ___________ _____________
      _________
      First Quarter . .  $  365,891 $ 112,966 $    86,655  $    11,305  $
      79,183
      Second Quarter. .     363,110   126,824      85,459       12,566
      68,583

      Third Quarter . .     421,590   143,749     128,961       18,343
      62,439
      Fourth Quarter. .     480,304   155,021     141,030       18,360
      73,688
                         ___________ _________ ___________ ____________
      _________

                         $1,630,895 $ 538,560 $   442,105 $    60,574   $
      283,893
                         =========== ========= =========== ============
      =========

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

                                       PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
      8-K:

         (a)  The following documents are filed as part of this report:

           1. Consolidated Financial Statements included in Part II of this report:

             Report of Independent Accountants (page 16).

             Consolidated Statement of Financial Position at December 31, 1999 and 1998 (page 17).

             Consolidated Statement of Earnings and Retained Earnings for the year ended December 31, 1999, 1998 and 1997 (page 18).

             Consolidated Statement of Cash Flows for the year ended December 31, 1999, 1998 and 1997 (pages 19 through 21).

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

      3.   Exhibits required to be filed by Item 601 of Regulation S-K:
           Included in this Form 10-K:

        Exhibit Number

                      I.   Statement re computation of ratios

                     II.   Consent of experts and counsel

                    III.    Financial data schedule


           Not included in this Form 10-K:

           Trust Agreement dated March 5, 1999, relating to the Company's Euro
                Medium-Term Note Programme filed pursuant to the annual  report
      on Form   10-K for the fiscal year ended December 31, 1998, and is hereby incorporated by reference.

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

           b)  Reports on Form 8-K:

           A Form 8-K dated October 6, 1999, was filed with respect to the
                Agency  Agreement  dated  October  6,  1999  among  IBM  Credit
      Corporation,             Chase  Securities  Inc.,  Credit  Suisse   First
      Boston Corporation, Goldman   Sachs & Co., Lehman Brothers Inc.,  Merrill
      Lynch, Pierce, Fenner &            Smith Incorporated,  Morgan Stanley  &
      Co. Incorporated, and Salomon           Smith Barney Inc.

           A Form 8-K dated October 20, 1999, was filed with respect to the Company's financial results for the period ended September 30, 1999.

      [SIGNATURE]

                                     SIGNATURES

              Pursuant  to the  requirements  of Section  13  or 15(d)  of  the
      Securities Exchange  Act of  1934, the  registrant has   duly caused  this
          rdersigned, thereunto  duly
      authorized.

                               IBM CREDIT CORPORATION
                                    (Registrant)

                               By:  /s/Joseph C. Lane
                              ________________________
                                  (Joseph C. Lane)
                                    President

      Date:  March 15, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 15, 2000.

      Signature                     Title
      __________                    ______


      Joseph C. Lane
      _______________________
      (Joseph C. Lane)              President and Director

      /s/ Paula L. Summa
      _______________________
      (Paula Summa)                 Vice President, Finance, and Chief
      Financial                                         Officer and Director
      /s/Gautam Srivastava
      _______________________
      (Gautam Srivastava)           Treasurer

      /s/Robert F. Woods
      _______________________
      (Robert Woods)                Director

                                    EXHIBIT INDEX

      Reference Number                                            Exhibit
      Number
      per Item 601 of                                             in This
      Regulation S-K      Description of Exhibits                 Form 10-K
      __________________  _________________________________ ___________________

           (2)            Plan of acquisition, reorganization,
                          liquidation or succession.              Not
      applicable

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

                          Trust Agreement dated March 5, 1999,
                          related to the Company's  Euro
                          Medium-Term Note Programme is filed
                               pursuant to the annual report on
                          Form 10-K for the fiscal year ended
                          December 31, 1998, and is hereby
                               incorporated by reference.

           (4)(b)         Indenture dated as of January 15,
                          1989, filed electronically as
                          Exhibit No. 4 to Amendment No. 1
                          to Form S-3 on April 3, 1989, is
                          hereby incorporated by reference.

           (9)            Voting trust agreement.                 Not
      applicable

           (10)           Material contracts.

                          The Support Agreement dated
                          April 15,1981, between the
                          Company and IBM is filed with
                          Form SE dated March 26, 1987,
                          and is hereby incorporated by
                          reference.

           (11)           Statement regarding computation
                          of per share earnings.                  Not
      applicable

                                    EXHIBIT INDEX

                                     (continued)

      Reference Number                                            Exhibit
      Number
      per Item 601 of                                             in This
      Regulation S-K      Description of Exhibits                 Form 10-K
      __________________  __________________________________ _________________

           (12)           Statement regarding computation
                          of ratios.                              I

           (16)           Letter on change in certifying
                          accountant.                             Not
      applicable

           (18)           Letter regarding change in
                          accounting principles.                  Not
      Applicable

           (21)           Subsidiaries of the registrant.         Omitted

           (22)           Published report regarding matters
                          submitted to vote of security holders.  Not
      Applicable

           (23)           Consent of experts and counsel.         II

           (27)           Financial data schedule.                III

           (28)           Information from reports furnished to
                          state insurance regulatory authorities. Not applicable

           (99)           Additional exhibits.                    Not
      applicable