Form 10-Q
period 2000-03-31
IBM CREDIT CORP
filed 2000-05-12
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000

                            Commission file number 1-8175
                              ________________________________________


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

     As of April 30, 2000, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at April 30, 2000: NONE.

     The registrant  meets the  conditions set forth  in General  Instruction H
     (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                        INDEX


     Part I - Financial Information:


                                                               Page
                                                               _____

        Item 1.   Financial Statements:


          Consolidated Statement of Financial Position
            at March 31, 2000 and December 31, 1999 . . . . . .  1

          Consolidated Statement of Earnings for the Three
            Months ended March 31, 2000 and 1999. . . . . . . .  2

          Consolidated Statement of Cash Flows for the Three
            Months ended March 31, 2000 and 1999. . . . . . . .  3

          Notes to Consolidated Financial Statements. . . . . .  5


        Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations. .  9


     Part II - Other Information. . . . . . . . . . .  . . . . . 17

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION

     (Dollars in thousands)
                                               At            At
                                            March 31,    December 31,
                                              2000           1999
                                         _____________   ____________
     ASSETS:

       Cash and cash equivalents. . . . .  $   485,574    $   600,111
       Net investment in capital leases .    5,248,945      5,337,200
       Equipment on operating leases, net    3,087,253      3,386,686
       Loans receivable . . . . . . . . .    3,419,989      3,535,498
       Working capital financing
         receivables. . . . . . . . . . .    2,186,251      2,963,583
       Investments and other assets . . .      470,416        521,627
                                            __________    ___________

     Total Assets                          $14,898,428    $16,344,705
                                           ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . .  $ 4,504,819    $ 5,491,441
       Short-term debt, IBM . . . . . . .    3,035,383      1,641,447
       Due to IBM and affiliates. . . . .      824,272      1,976,167
       Interest and other accruals. . . .      349,348        454,261
       Deferred income taxes. . . . . . .      890,909        877,916
       Long-term debt . . . . . . . . . .    2,026,771      2,279,437
       Long-term debt, IBM. . . . . . . .      937,904      1,391,702
                                           ___________    ___________
          Total liabilities . . . . . . .   12,569,406     14,112,371
                                           ___________    ___________
       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2000 and 1999  . . . .      457,411        457,411
       Retained earnings. . . . . . . . .    1,871,611      1,774,923
                                           ___________    ___________
          Total stockholder's equity. . .    2,329,022      2,232,334
                                           ___________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . .  $14,898,428    $16,344,705
                                           ===========    ===========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS

     (Dollars in thousands)
                                                  Three Months Ended
                                                       March 31,
                                                    2000     1999
                                                  ________ ________
     FINANCE AND OTHER INCOME:

     Income from leases:
       Capital leases . . . . . . . . . . . . .  $ 94,955  $ 88,015
       Operating leases, net of depreciation. .   122,805   107,004
                                                _________  ________
                                                  217,760   195,019


      Income from working capital financing . .    68,296    52,545
      Income from loans . . . . . . . . . . . .    68,592    60,499
      Equipment sales . . . . . . . . . . . . .   120,481    97,623
      Other income . . . . . . . .  . . . . . .    21,883    28,830
                                                _________  ________
         Total finance and other income . . . .   497,012   434,516
                                                _________  ________
     COST AND EXPENSES:

      Interest. . . . . . . . . . . . . . . . .   149,878   138,730
      Cost of equipment sales . . . . . . . . .   116,972    90,000
      Selling, general, and administrative. . .    65,411    49,603
      Provision for receivable losses . . . . .     5,230     5,564
                                                _________  ________

          Total cost and expenses . . . . . . .   337,491   283,897
                                               __________  ________

     EARNINGS BEFORE INCOME TAXES . . . . . . .   159,521   150,619

     Provision for income taxes . . . . . . . .    62,833    59,342
                                               __________  ________
     NET EARNINGS . . . . . . . . . . . . . . .  $ 96,688  $ 91,277
                                               ==========  ========

     The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

     (Dollars in thousands)
                                                  Three Months Ended
                                                       March 31,
                                                    2000       1999
                                                 _________ ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . . . . . .$   96,688 $   91,277
        Adjustments to reconcile net earnings to
         cash provided by operating activities:
        Depreciation and amortization. . . . . .   500,636    480,873
        Provision for receivable losses. . . . .     5,230      5,564
        Increase in deferred income taxes. . . .    12,993     67,712
        Decrease in interest and other accruals   (104,913)  (140,341)
        Gross profit on equipment sales. . . . .    (3,509)    (7,623)
        Other items that provided (used) cash:
          Proceeds from equipment sales. . . . .   120,481     97,623
          Decrease in amounts due IBM and
            affiliates . . . . . . . . . . . . .(1,151,895)(1,032,561)
          Other, net . . . . . . . . . . . . . .       -          453
                                                  _________ __________
     Cash used in operating activities . . . . .  (524,289)  (437,023)
                                                  _________ __________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . . . . . .  (497,831)  (512,412)
        Collections on capital leases, net of
         income earned . . . . . . . . . . . . .   530,158    497,796
        Investment in equipment on operating
         leases. . . . . . . . . . . . . . . . .  (186,848)  (297,274)
        Investment in loans receivable . . . . .  (230,825)  (371,607)
        Collections on loans receivable, net
         of interest earned. . . . . . . . . . .   387,964    428,941
        Purchase of factored IBM receivables . .      -      (120,900)
        Collections on factored IBM receivables.      -       138,862
        Collections on working capital financing
         receivables, net. . .                     757,400    477,910
        Investment in participation loans, net .   (30,928)   (33,160)
        Purchases of marketable securities . . .      -       (24,390)
        Proceeds from redemption of marketable
         securities. . . . . . . . . . . . . . .      -        56,562
                                                __________  __________
     Total carried forward                      $  729,090 $  240,328
                                                __________  __________

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
     (Continued)
                                                  Three Months Ended
                                                       March 31,
                                                    2000        1999
                                               ___________  __________
     CASH FLOWS FROM INVESTING ACTIVITIES (Continued):

        Total brought forward                  $   729,090 $  240,328
        Proceeds from the sale of the net assets
          of IBM Credit International Factoring
          Corporation . . . . . . . . . . . . . .     -       273,759
       Other, net . . . . . . . . . . . . . . . .  (22,617)  (109,339)
                                                 __________ __________
     Cash provided by investing activities. . . .  706,473    404,748
                                                 __________ __________

     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of long-term
         debt . . . . . . . . . . . . . . . . . .  200,000    849,861
        Repayment of debt with original
         maturities of one year or more . . . . . (306,000)  (137,776)
        Repayment of debt with original
         maturities within one year, net. . . . . (190,721)  (538,949)
        Cash dividends paid to IBM. . . . . . . .      -      (75,000)
                                                  __________ _________
     Cash (used in) provided by financing
        activities. . . . . . . . . . . . . . . . (296,721)    98,136
                                                  __________ _________
     Change in cash and cash equivalents. . . . . (114,537)    65,861
     Cash and cash equivalents, January 1 . . . .  600,111    822,844
                                                 __________ __________
     Cash and cash equivalents, March 31. . . . .$ 485,574 $  888,705
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

     RATIO OF EARNINGS TO FIXED CHARGES:

     The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 1.74 and
     2.09 for the three months ended March 31, 2000, and 1999, respectively.

     ACCOUNTING CHANGES:

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, _Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133._ This statement defers the effective date of SFAS No. 133, _Accounting for Derivative Instruments and Hedging Activities_, to fiscal years beginning after June 15, 2000, although early adoption is permitted. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder's equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Management does not expect the adoption to have a material effect on the Company's results of operations, however, the effect on the Company's financial position depends on the fair values of the Company's derivatives and related financial instruments at the date of adoption.

     RELATED COMPANY TRANSACTIONS:

     The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $128.8 million and $150.0 million of such financings during the three months ended March 31, 2000, and 1999, respectively. At March 31, 2000, and December 31, 1999, $1,267.9 million and $1,437.1 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was approximately $52.8 million and $42.2 million for the first three months of 2000, and 1999, respectively.

     The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide an interest-free financing period to its remarketers. Included in income from working capital financing is $20.5 million and $25.9 million of fee income earned from divisions of IBM for the three months ended March 31, 2000, and 1999, respectively.

     The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the three months ended March 31, 2000, and 1999, the Company's sales of equipment to IBM amounted to $25.2 million and $22.5 million, respectively.

     In the first quarter of 2000, the Company and IBM amended their operating agreement to allow IBM to charge the Company with an allocation for shared expenses at the corporate and geographic levels. Where practical, shared expenses are allocated based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are allocated on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. Total allocated expenses for the three months ended March 31, 2000, amounted to $23.8 million.

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

     (in thousands)

     For the Three Months Ended March 31:

                                Customer       Commercial
             2000               Financing      Financing       Total
     ______________________   _____________  ____________  ___________

     Revenues...............  $     409,944  $     72,143  $   482,087
     Interest expense.......  $     118,952  $     22,791  $   141,743
     Earnings before income
       taxes................  $     126,345  $     26,386  $   152,731

            1999
     ______________________

     Revenues...............  $     365,316  $     53,182  $   418,498
     Interest expense.......  $     118,071  $     12,399  $   130,470
     Earnings before income
       taxes................  $     112,866  $     29,929  $   142,795

     At March 31, 2000:

     Assets.................  $  11,742,479  $  2,386,582  $14,129,061

     At December 31, 1999:

     Assets.................  $  12,537,711  $  2,993,245  $15,530,956

     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts is as follows:

                                                  Three Months Ended
                                                        March 31,
                                                     2000     1999
     (in thousands)                               _________ _________
     Revenues:
     Total revenues for reportable segments.....  $ 482,087 $ 418,498
     Other revenues.............................     14,925    16,018
                                                  _________ _________
     Total consolidated revenues................  $ 497,012 $ 434,516
                                                  ========= =========
     Interest Expense:
     Total interest expense for reportable
      segments..................................  $ 141,743 $ 130,470
     Other interest expense.....................      8,135     8,260
                                                  _________ _________
     Total consolidated interest expense........  $ 149,878 $ 138,730
                                                  ========= =========

                                                  Three Months Ended
                                                        March 31,
                                                     2000     1999
                                                  _________ _________
     (in thousands)

     Earnings Before Income Taxes:
     Total earnings before income taxes for
      reportable segments......................   $ 152,731 $ 142,795
     Other earnings before income taxes........       6,790     7,824
                                                  _________ _________
     Total consolidated earnings before income
      taxes....................................   $ 159,521 $ 150,619
                                                  ========= =========

                                            At            At
                                         March 31,     December 31,
                                           2000           1999
                                      _____________   ______________
     Assets:
     Total assets for reportable
       segments....................   $ 14,129,061    $ 15,530,956
     Other assets..................        769,367         813,749
                                      _____________   _____________
     Total consolidated assets.....   $ 14,898,428    $ 16,344,705
                                      =============   =============

     For the  three months ended March  31, 2000, and 1999,  one customer, IBM,
     accounted   for  approximately   $107.7   million   and  $109.6   million,
     respectively, of the Company's consolidated revenues.

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

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     OVERVIEW

     Net earnings for the three months ended March 31, 2000, were $96.7 million, yielding a return on average equity of 16.9 percent. Net earnings for the three months ended March 31, 1999, were $91.3 million, yielding a return on average equity of 18.3 percent.

     FINANCING ORIGINATED

     For the three months ended March 31, 2000, the Company originated customer equipment financing for end users of $1,014.4 million, a 24 percent decrease from $1,337.1 million for the same period of 1999. The decline in customer equipment financing originated is related to a decrease in demand for IBM's advanced information processing products caused by the lingering effects of the Year 2000 computer issue.

     Customer financing originations for end users included purchases of $595.0 million of information handling systems from IBM, consisting of $436.8 million for capital leases and $158.2 million for operating leases. In addition, customer financing originations for end users included the following: (1) financing for IBM software and services of $185.3 million;
     (2) financing of $155.1 million for IBM equipment, as well as related non-IBM equipment, software and services to meet IBM customers' total solution requirements; (3) financing originated for installment receivables of $45.6 million; and (4) installment and lease financing for state and local government customers of $33.4 million for the account of IBM.

     The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of IBM advanced information processing products with terms generally from two to three years.

     For the three months ended March 31, 2000, originations of working capital financing for dealers and remarketers of information industry products decreased by 15 percent to $2,829.9 million, from $3,329.1 million for 1999. The decline in working capital financing originations reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company during the first quarter of 2000.

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

     Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended March 31, 2000, the remarketing activities contributed $63.6 million to pretax earnings, an increase of 11 percent compared with $57.1 million for 1999, primarily due to lease continuation income.

     At March 31, 2000, the investment in remarketed equipment on capital and operating leases totaled $294.8 million, compared with 1999 year-end investment of $281.5 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets decreased to $14.9 billion at March 31, 2000, compared with $16.3 billion at December 31, 1999. This decrease is primarily attributable to a decline in all asset categories due to the decline in volumes caused by the lingering effects of the Year 2000 computer issue and the traditional seasonality of IBM's volumes.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $10,504.9 million of debt at March 31, 2000, a decrease of $299.1 million, from $10,804.0 million at December 31, 1999. This decrease was the result of decreases in commercial paper outstanding of $1,127.7 million, long-term debt payable to IBM of $453.8 million, and long-term debt of $252.7 million, offset by an increase in short-term debt of $141.2 million and short-term debt payable to IBM of $1,393.9 million. Included in long-term debt at December 31, 1999, was $937.9 million payable to IBM at market terms and conditions, with maturity dates ranging from April 27, 2001 to May 13, 2004. Interest expense of $37.6 million and $28.9 million was incurred on loans from IBM and affiliates during the three months ended March 31, 2000, and March 31, 1999, respectively.

     At March 31, 2000, the Company had available $9.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company may issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM and IBM International Finance, N.V., to issue and sell debt securities under a Euro Medium Term Note Programme(EMTN)in an aggregate nominal amount of up to Euro 4.0 billion, or its equivalent in any other currency. At March 31, 2000, there was Euro 815.0 million available for the issuance of debt securities under this program. The Company may issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. At March 31, 2000, the Company had $790.1 million of borrowings outstanding under this agreement. At December 31, 1999, the Company had no borrowings outstanding under this agreement.

     The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At March 31, 2000, and December 31, 1999, the Company had $2,500.0 million and $2,350.0 million, respectively, of borrowings outstanding under this agreement.

     The Company and IBM have decided it would be more efficient to fund its operations predominately through the use of intercompany debt. This is primarily due to the new accounting and reporting requirements of SFAS 133, _Accounting for Derivatives and Hedging Activities_. See Accounting Changes in the Notes to the Consolidated Financial Statements on page 5.

     These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financing and loan portfolios, to fund working capital requirements and to service debt.

     Amounts  due to  IBM and  affiliates include  trade payables  arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are amounts due for services received from IBM under the intercompany operating agreement, as well as income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $1,151.9 million to $824.3 million at March 31, 2000, from $1,976.2 million at December 31, 1999. The decrease was primarily attributable to a $754.1 million decrease in the amount payable for capital equipment purchases during 2000 due to the lingering effects of the Year 2000 computer issue and the traditional seasonality of IBM's volumes and a decrease of $240.3 million for a fourth quarter of 1999 income tax payment.

     At March 31, 2000, the Company's debt to equity ratio was 4.5:1, compared with 4.8:1 at December 31, 1999.

     TOTAL CASH USED BEFORE DIVIDENDS

     Total cash used before dividends was $114.5 million for the first three months of 2000, compared with total cash provided before dividends of $140.9 million for the same period of 1999. For the first three months of 2000, total cash used before dividends reflects $409.8 million of cash provided by investing and financing activities before dividends, offset by $524.3 million of cash used in operating activities. For the first three months of 1999, total cash provided before dividends reflects $577.9 million of cash provided by investing and financing activities before dividends, offset by $437.0 million of cash used in operating activities. Cash and cash equivalents at March 31, 2000, totaled $485.6 million, a decrease of $114.5 million, compared with the balance at December 31, 1999.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases increased 12 percent to $217.8 million for the quarter ended March 31, 2000, from $195.0 million for the same period in 1999 due primarily to improved average lease yields. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $65.9 million for the first quarter of 2000, an increase of 30 percent from $50.5 million for the first quarter of 1999 primarily due to increased lease continuation income.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $1,155.9 million residual value portfolio at March 31, 2000 indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. However, the Company did record a $3.8 million reduction to income from leases during the first quarter of 2000 to recognize decreases in the expected future residual value of specific leased equipment, compared with $1.0 million during the same period in 1999.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing increased 30 percent to $68.3 million for the first three months of 2000, compared with $52.5 million for the same period of 1999. This increase was primarily due to additional income from participation loans. Participation loans are loans in which the Company has purchased a fixed percentage of a specific customer's loan facility from a bank or other lending institution. The Company will then receive its fixed percentage of interest and loan fees less administrative fees charged by the agent bank. Income from participation loans increased to $9.8 million for the first quarter of 2000, compared with $2.2 million for the same period of 1999.
     Additionally, an increase in income from dealer interest due to higher yields and higher average outstanding receivable balances contributed to the increase in income from working capital financing receivables for the first quarter of 2000, compared with the same period of 1999.

     INCOME FROM LOANS

     Income from loans increased 13 percent to $68.6 million for the first quarter of 2000, compared with $60.5 million for the first quarter of 1999. This increase was due to higher average loan balances for the first quarter of 2000, compared with the same period of 1999.

     EQUIPMENT SALES

     Equipment sales amounted to $120.5 million for the first quarter of 2000, compared with $97.6 million for the first quarter of 1999. Gross profit on equipment sales for the first quarter of 2000 was $3.5 million, a decrease of 54 percent, compared with $7.6 million for the first quarter of 1999. The gross profit margin for the first three months of 2000 decreased to 2.9 percent, compared with 7.8 percent for the first three months of 1999. These decreases are primarily due to write-downs of certain equipment in inventory to its net realizable value. Additionally, the mix of products available for sale and changing market conditions for certain used equipment during the first three months of 2000 contributed to the decrease in gross profit and gross profit margins compared with the first three months of 1999.

     OTHER INCOME

     Other income decreased 24 percent to $21.9 million for the first three months of 2000, compared with $28.8 million for the first three months of 1999. The decrease in other income is primarily attributable to a decline in the fees for the servicing of IBM's federal, state and local lease and loan portfolio and factoring income.

     INTEREST EXPENSE

     Interest expense increased 8 percent to $149.9 million for the first quarter 2000, compared with $138.7 million for the first quarter of 1999 primarily due to higher interest rates. The Company's year-to-date average cost of debt for the first three months of 2000 increased to 5.8 percent from 5.3 percent for the same period in 1999.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

     Selling, general, and administrative expenses were $65.4 million for the first quarter of 2000, an increase of 32 percent compared with $49.6 million for the same period in 1999. This is primarily attributable to the increase in the amount IBM charged the Company for services received. In the first quarter of 2000, the Company renegotiated its operating agreement with IBM at IBM's request. Refer to Related Company Transactions in the Notes to Consolidated Financial Statements on page 5.

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

     The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, while coninuously declining, remains significant. At March 31, 2000, and December 31, 1999, approximately 43 percent and 55 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1999 or in the first quarter of 2000.

     The overall provision for receivable losses decreased 7 percent to $5.2 million for the first quarter of 2000, compared with $5.6 million for the same period in 1999. The decline in the provision for receivable losses was primarily attributable lower asset balances, lower reserve requirements, based upon the Company's historical loss experience, assessment of collectibility of specific receivables and its ability to effectively manage credit risk and contain losses contributed to the decline in the provision for receivable losses.

     INCOME TAXES

     Income taxes increased 6 percent to $62.8 million for the quarter ended March 31, 2000, from $59.3 million for the same period in 1999. This increase is primarily attributable to the increase in pretax earnings for the first quarter of 2000, compared with the first quarter of 1999.

     RETURN ON AVERAGE EQUITY

     The results for the first three months of 2000 yielded an annualized return on average equity of 16.9 percent, compared with 18.3 percent for the first three months of 1999.

     CLOSING DISCUSSION

     The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contributes to the growth and stability of IBM earnings.

     FORWARD LOOKING STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Quarterly Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; the ultimate impact of the various Year 2000 issues on the Company's business, financial condition or results of operations; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination and subsequent recoverabiltiy of recorded residual values; currency fluctuations on the associated debt and liabilities; change in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the SEC and in IBM's filings with the SEC.

                             Part II - Other Information

     Item 1.  Legal Proceedings

     None material.


     Item 6(b).  Reports on Form 8-K

     A Form 8-K dated January 19, 2000, was filed with respect to the Company's financial results for the period ended December 31, 1999.

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

                                          IBM CREDIT CORPORATION
                                        _______________________________
                                        (Registrant)

     Date: May 11, 2000                 By:  /s/ Paula L. Summa
                                        (Paula L. Summa)
                                        Vice President, Finance
                                        and Chief Financial Officer