Form 10-Q
period 2000-09-30
IBM CREDIT CORP
filed 2000-11-13
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

     As of October 31, 2000, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at October 31, 2000: NONE.

     The registrant  meets the  conditions set forth  in General  Instruction H
     (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                        INDEX


     Part I - Financial Information:


                                                                        Page
                                                                       _____

        Item 1.   Financial Statements:


          Consolidated Statement of Financial Position
            at September 30, 2000 and December 31, 1999 . . . . . . . . . . . 1

          Consolidated Statement of Earnings for the three and nine
            months ended September 30, 2000 and 1999. . . . . . . . . . . . . 2

          Consolidated Statement of Cash Flows for the nine months
            ended September 30, 2000 and 1999. . . . . . . . . . . . . . . .  3

          Notes to Consolidated Financial Statements . . . . . . .  . . . . . 5


        Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations . . .  . . . . .10


     Part II - Other Information. . . . . . . . . . .  . . . . . . . . . . . 19

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                     (unaudited)

     (Dollars in thousands)
                                              At             At
                                          September 30,   December 31,
                                              2000           1999
                                          _____________   ____________
     ASSETS:

       Cash and cash equivalents. . . . .  $   839,412    $   600,111
       Net investment in capital leases .    5,408,612      5,337,200
       Equipment on operating leases, net    2,677,589      3,386,686
       Loans receivable . . . . . . . . .    3,817,952      3,535,498
       Working capital financing
         receivables. . . . . . . . . . .    2,617,973      2,963,583
       Investments and other assets . . .      512,904        521,627
                                            __________    ___________

     Total Assets                          $15,874,442    $16,344,705
                                           ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . .  $ 4,942,922    $ 5,491,441
       Short-term debt-IBM. . . . . . . .    3,123,862      1,641,447
       Due to IBM and affiliates. . . . .    1,203,296      1,976,167
       Interest and other accruals. . . .      468,756        454,261
       Deferred income taxes. . . . . . .      913,196        877,916
       Long-term debt . . . . . . . . . .    1,644,316      2,279,437
       Long-term debt-IBM . . . . . . . .    1,587,904      1,391,702
                                           ___________    ___________
          Total liabilities . . . . . . .   13,884,252     14,112,371
                                           ___________    ___________
       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2000 and 1999  . . . .      457,411        457,411
       Retained earnings. . . . . . . . .    1,532,779      1,774,923
                                           ___________    ___________
          Total stockholder's equity. . .    1,990,190      2,232,334
                                           ___________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . .  $15,874,442    $16,344,705
                                           ===========    ===========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)
     (Dollars in thousands)
                                  Three Months Ended  Nine Months Ended
                                      September 30,     September 30,
                                   2000      1999      2000      1999
                                  ________ ________ _________  ________
     FINANCE AND OTHER INCOME:

       Income from leases:
          Capital leases . . . . .$102,834 $ 99,887  $299,986  $285,419
          Operating leases, net of
           depreciation. . . . . . 132,478  114,796   374,264   335,671
                                  ________ ________ _________  ________
                                   235,312  214,683   674,250   621,090

       Income from working capital
        financing. . . . . . . . .  70,309   63,755   198,010   171,179
       Income from loans . . . . .  76,476   63,009   218,786   183,495
       Equipment sales . . . . . . 152,831   75,303   423,253   356,012
       Other income. . . . . . . .  14,577   21,821    50,343    71,716
                                  ________ ________ _________ _________
          Total finance and other
           income. . . . . . . . . 549,505  438,571 1,564,642 1,403,492
                                  ________ ________ _________ _________
     COST AND EXPENSES:

       Interest. . . . . . . . . . 162,218  141,255   452,854   419,945
       Cost of equipment sales . . 137,973   68,462   384,215   314,444
       Selling, general and
        administrative . . . . . .  75,927   52,087   210,603   157,705
       Provision for receivable
        losses . . . . . . . . . .      94    8,003     8,952    23,008
                                   _______ ________ _________ _________

          Total cost and expenses. 376,212  269,807 1,056,624   915,102
                                   _______ ________ _________ _________

     EARNINGS BEFORE INCOME TAXES. 173,293  168,764   508,018   488,390

     Provision for income taxes. .  68,279   66,493   200,162   192,426
                                  ________ ________ _________ _________
     NET EARNINGS. . . . . . . . .$105,014 $102,271  $307,856  $295,964
                                  ========= ======= =========  ========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Dollars in thousands)
                                                       Nine Months Ended
                                                         September 30,
                                                       2000       1999
                                                  ___________  ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . . . . . .  $   307,856  $   295,964
        Adjustments to reconcile net earnings to
         cash provided by operating activities:
        Depreciation and amortization. . . . . .    1,429,794    1,549,007
        Provision for receivable losses. . . . .        8,952       23,008
        Increase in deferred income taxes. . . .       35,280       48,912
        Increase (decrease) in interest and
          other accruals . . . . . . . . . . . .       14,495     (147,228)
        Cost of equipment sold.  . . . . . . . .      349,260      281,638
        Decrease in amounts due IBM and
          affiliates . . . . . . . . . . . . . .     (772,871)  (1,070,525)
        Other, net . . . . . . . . . . . . . . .        3,616       45,066
                                                  ___________  ___________
     Cash provided by operating activities . . .    1,376,382    1,025,842
                                                  ___________  ___________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . . . . . .   (1,959,101)  (1,477,121)
        Collections on capital leases, net of
         income earned . . . . . . . . . . . . .    1,788,285    1,383,860
        Investment in equipment on operating
         leases. . . . . . . . . . . . . . . . .     (946,150)  (1,317,050)
        Investment in loans receivable . . . . .   (1,446,609)  (1,457,151)
        Collections on loans receivable, net
         of interest earned. . . . . . . . . . .    1,163,805    1,234,121
        Collections on working capital financing
         receivables, net. . .                        327,408       22,203
        Purchases of marketable securities . . .         -         (24,390)
        Proceeds from redemption of marketable
         securities. . . . . . . . . . . . . . .         -          93,203
        Cash payment for lease portfolio
          acquired . . . . . . . . . . . . . . .         -        (176,613)
        Proceeds from the sale of the net assets
          of IBM Credit International Factoring
          Corporation. . . . . . . . . . . . . .         -         273,759
        Other, net . . . . . . . . . . . . . . .      (11,748)     (49,954)
                                                   ___________  ___________
     Cash used in investing activities . . . . .   (1,084,110)  (1,495,133)
                                                   ___________  ___________

     The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Continued)
                                                       Nine Months Ended
                                                         September 30,
                                                       2000         1999
                                                   ___________  ___________
     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of long-term
         debt . . . . . . . . . . . . . . . . . .    1,442,000    1,674,288
        Repayment of debt with original
         maturities of one year or more . . . . .     (632,080)    (700,543)
        Repayment of debt with original
         maturities within one year, net. . . . .     (312,891)    (497,865)
        Cash dividends paid to IBM. . . . . . . .     (550,000)     (75,000)
                                                   ___________  ___________
     Cash (used in) provided by financing
        activities. . . . . . . . . . . . . . . .      (52,971)     400,880
                                                   ___________  ___________
     Change in cash and cash equivalents. . . . .      239,301      (68,411)

     Cash and cash equivalents, January 1 . . . .      600,111      822,844
                                                   ___________  ___________
     Cash and cash equivalents, September 30. . .  $   839,412   $  754,433
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

     RATIO OF EARNINGS TO FIXED CHARGES:

     The ratio of earnings to fixed charges calculated in accordance with applicable Securities and Exchange Commission requirements was 2.12 and
     2.16 for the nine months ended September 30, 2000, and 1999, respectively.

     ACCOUNTING CHANGES:

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, _Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133._ This statement defers the effective date of SFAS No. 133, _Accounting for Derivative Instruments and Hedging Activities,_ to fiscal years beginning after September 15, 2000, although early adoption is encouraged. SFAS No. 133 and SFAS No. 138, _Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment to FASB Statement No. 133,_ (SFAS 133) establish accounting and reporting standards for derivative instruments. They require an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder's equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company will adopt these standards as of January 1, 2001. Based on the Company's risk management portfolio, market rates and currently published guidelines as of September 30, 2000, the Company does not currently expect the adoption of SFAS 133 to have a material effect on the Company's results of operations and financial condition. The actual effect on the Company's financial statements will depend on the fair value of the Company's derivatives and related financial instruments at the date of adoption. The effect is also contingent upon the outcome of current deliberations on certain issues by the Derivatives Implementation Group
     (DIG) and the approval of the DIG's recommendations by the Financial Accounting Standards Board.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), _Revenue Recognition in Financial Statements,_ which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is currently reviewing the provisions of SAB 101 and will complete this review by the end of the fourth quarter of 2000.

     RELATED COMPANY TRANSACTIONS:

     The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $456.8 million and $690.1 million of such financings during the nine months ended September 30, 2000, and 1999, respectively. At September 30, 2000, and December 31, 1999, $1,326.4 million and $1,437.1 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was approximately $167.8 million and $137.3 million for the first nine months of 2000, and 1999, respectively.

     The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide an interest-free financing period to its remarketers. Included in income from working capital financing is $62.9 million and $74.9 million of fee income earned from divisions of IBM for the nine months ended September 30, 2000, and 1999, respectively.

     The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the nine months ended September 30, 2000, and 1999, the Company's sales of equipment to IBM amounted to $103.1 million and $134.8 million, respectively.

     In 1999, as part of IBM's sale of its global network to AT&T, the Company sold approximately $76.3 million in leased assets to IBM with a cost of $56.5 million resulting in gross profit of $19.8 million.

     In the first quarter of 2000, the Company and IBM amended their operating agreement to allow IBM to charge the Company for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $66.9 million for the nine months ended September 30, 2000, and are included in selling, general and administrative expenses.

     SEGMENT REPORTING:

     The  Company is  organized on  the basis  of its  finance offerings.   The
     Company's reportable segments are strategic business units that offer different financing solutions based upon the customers' needs.

     The Company's operations are conducted primarily through its two operating segments: Customer Financing and Commercial Financing. The Customer Financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The Commercial Financing segment provides primarily secured inventory and accounts receivable financing (_working capital financing_) for dealers and remarketers of information industry products. Also included in the commercial financing segment are participation loans. Participation loans are loans in which the Company has purchased a fixed percentage of a specific customer's loan facility from a bank or other lending institution. The Company then receives its fixed percentage of interest and loan fees less administrative fees charged by the agent bank.

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

     (in thousands)

     For the Three Months Ended September 30:

                                Customer       Commercial
             2000               Financing      Financing       Total
     ______________________   _____________  ____________  ___________

     Finance and other income $     461,467  $     78,433  $   539,900
     Interest expense.......  $     130,154  $     26,234  $   156,388
     Earnings before income
       taxes................  $     126,084  $     43,436  $   169,520

            1999
     ______________________

     Finance and other income $     361,518  $     64,252  $   425,770
     Interest expense.......  $     116,413  $     16,427  $   132,840
     Earnings before income
       taxes................  $     129,732  $     34,722  $   164,454

     For the Nine Months Ended September 30:

                                Customer       Commercial
             2000               Financing      Financing       Total
     ______________________   _____________  ____________  ___________

     Finance and other income $   1,315,716  $    215,200  $ 1,530,916
     Interest expense.......  $     366,052  $     69,182  $   435,234
     Earnings before income
       taxes................  $     385,888  $    106,025  $   491,913

                                Customer       Commercial
             1999               Financing      Financing       Total
     ________________________ _____________  ____________  ___________

     Finance and other income $   1,187,654  $    172,866  $ 1,360,520
     Interest expense.......  $     353,566  $     40,564  $   394,130
     Earnings before income
       taxes................  $     377,702  $     93,611  $   471,313

     At September 30, 2000:

     Assets.................  $  11,684,812  $  3,051,462  $14,736,274

     At December 31, 1999:

     Assets.................  $  12,537,711  $  2,993,245  $15,530,956

     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts is as follows:

                                    Three Months Ended    Nine Months Ended
                                        September 30,       September 30,
                                     2000      1999        2000      1999
                                   _________ _________ __________ __________
     (in thousands)
     Finance and other income:
     Total finance and other income
      for reportable segments..... $ 539,900 $ 425,770 $1,530,916 $1,360,520
     Other revenues...............     9,605    12,801     33,726     42,972
                                   _________ _________ __________ __________
     Total consolidated finance
       and other income........... $ 549,505 $ 438,571 $1,564,642 $1,403,492
                                   ========= ========= ========== ==========
     Interest Expense:
     Total interest expense for
      reportable segments......... $ 156,388 $ 132,840 $  435,234 $  394,130
     Other interest expense.......     5,830     8,415     17,620     25,815
                                   _________  ________  _________ __________
     Total consolidated  interest
      expense..................... $ 162,218 $ 141,255 $  452,854 $  419,945
                                   ========= ========= ========== ==========
     Earnings Before Income Taxes:
     Total earnings before income
      taxes for reportable segments$ 169,520 $ 164,454 $  491,913 $  471,313
     Other earnings before income
       taxes......................     3,773     4,310     16,105     17,077
                                   _________ _________ __________ __________
     Total consolidated earnings
      before income taxes......... $ 173,293 $ 168,764 $  508,018 $  488,390
                                   ========= ========= ========== ==========

                                            At            At
                                       September 30,  December 31,
                                           2000           1999
                                      _____________   ______________
     Assets:
     Total assets for reportable
       segments....................   $ 14,736,274    $ 15,530,956
     Other assets..................      1,138,168         813,749
                                      _____________   _____________
     Total consolidated assets.....   $ 15,874,442    $ 16,344,705
                                      =============   =============

     For the three months ended September 30, 2000, and 1999, IBM accounted for $128.7 million and $85.0 million, respectively, of the Company's consolidated revenues. For the nine months ended September 30, 2000, and 1999, IBM accounted for $357.5 million and $385.9 million, respectively, of the Company's consolidated revenues.

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

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     OVERVIEW

     Net earnings for the three months ended September 30, 2000, were $105.0 million. Net earnings for the nine months ended September 30, 2000, were $307.9 million, yielding an annualized return on average equity of 18.4 percent. Net earnings for the three and nine months ended September 30, 1999, were $102.3 million and $296.0 million, respectively.

     FINANCING ORIGINATED

     For the three months ended September 30, 2000, the Company originated customer equipment financing for end users of $1,654.1 million, an 11 percent increase from $1,486.5 million for the same period of 1999. For the nine months ended September 30, 2000, the Company originated customer equipment financing for end users of $4,332.7 million, a 10 percent decrease from $4,817.2 million for the same period of 1999.

     The overall decline in customer equipment financing originated is related to a decrease in demand in the first half of 2000 for IBM's advanced information processing products caused by the lingering effects of the Year 2000 computer issue. These effects have eased in the third quarter of 2000, as the Company's customers fully utilized the capacity that had been reserved for Year 2000 issues, which caused the increase in originations the Company experienced in the third quarter of 2000.

     For the nine months ended September 30, 2000, customer financing originations for end users included purchases of $2,184.8 million of IBM information handling systems, consisting of $1,538.1 million for capital leases and $646.7 million for operating leases. In addition, customer financing originations for end users also included the following: (1) financing for IBM software and services of $1,231.1 million; (2) financing of $683.4 million for remarketed IBM equipment, as well as related non-IBM equipment, software and services to meet IBM customers' total solution requirements; (3) installment and lease financing for state and local government customers of $131.5 million for the account of IBM; and (4) financing originated for installment receivables of $101.9 million.

     The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of advanced information processing products with terms generally from two to three years.

     For the three months ended September 30, 2000, originations of working capital financing of inventory for dealers and remarketers of information industry products decreased by 10 percent to $3,407.9 million, from $3,766.4 million for the same period of 1999. For the nine months ended September 30, 2000, originations of working capital financing of inventory for dealers and remarketers of information industry products decreased by 10 percent to $9,538.0 million, from $10,644.5 million for the same period of 1999.

     The decline in working capital financing originations of inventory reflects volume decreases in IBM's workstation products, as well as volume decreases, in non-IBM products, for remarketers financed by the Company during the first nine months of 2000.

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

     Remarketing activities comprise income from follow-on capital and operating leases, extensions of existing leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended September 30, 2000, the remarketing activities contributed $63.3 million to pretax earnings, an increase of 2 percent compared with $62.3 million for the same period of 1999. For the nine months ended September 30, 2000, the remarketing activities contributed $212.7 million to pretax earnings, an increase of 7 percent compared with $198.6 million for the first nine months of 1999.

     At September 30, 2000, the investment in remarketed equipment on capital and operating leases totaled $289.5 million, compared with the 1999 year-end investment of $281.5 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets decreased to $15.9 billion at September 30, 2000, compared with $16.3 billion at December 31, 1999. This decrease is primarily due to the decrease in volumes for operating lease assets during the first nine months of 2000, caused by the lingering effects of the Year 2000 computer issue, which have eased during the third quarter of 2000. Additionally, the decline in working capital financing receivables caused by the traditional seasonality of IBM's business contributed to the overall decline in the Company's assets. Increases in the Company's capital lease and loan portfolio and cash balances partially offset these decreases.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $11,299.0 million of debt at September 30, 2000, an increase of $495.0 million, from $10,804.0 million at December 31, 1999. This increase was the result of increases in short-term debt-IBM of $1,482.4 million and long-term debt-IBM of $196.2 million, offset by decreases in commercial paper outstanding of $1.4 million, short-term debt of $547.1 million, and long-term debt of $635.1 million. Long-term debt-IBM of $1,587.9 million at September 30, 2000, is payable at market terms and conditions and had maturity dates ranging from October 15, 2001, to May 13, 2004. Interest expense of $148.5 million and $93.6 million was incurred on loans from IBM and affiliates during the nine months ended September 30, 2000, and 1999, respectively.

     At September 30, 2000, the Company had available $9.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company may issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme(EMTN)in an aggregate nominal amount of up to EUR 4.0 billion, or its equivalent in any other currency. At September 30, 2000, there was EUR 14.2 million available for the issuance of debt securities under this program. The Company may issue debt securities during the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. At September 30, 2000, the Company had $320.1 million of borrowings outstanding under this agreement. At December 31, 1999, the Company had no borrowings outstanding under this agreement.

     The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At September 30, 2000, and December 31, 1999, the Company had $4,391.7 million and $3,033.1 million, respectively, of borrowings outstanding under this agreement.

     The Company periodically pays dividends to IBM in order to maintain its capital structure at appropriate levels.

     These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financing and loan portfolios, to fund working capital requirements and to service debt.

     Amounts  due to  IBM and  affiliates include  trade payables  arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license and service fees. Also included in amounts due to IBM and affiliates are amounts due for services received from IBM under the intercompany operating agreement, as well as income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $772.9 million to $1,203.3 million at September 30, 2000, from $1,976.2 million at December 31, 1999. This decrease was primarily attributable to a decrease in the amount payable for capital equipment purchases during 2000 due to the lingering effects of the Year 2000 computer issue, the traditional seasonality of IBM's volumes and a decrease in the amount due to IBM for income taxes due to the timing the Company's income tax payments.

     At September 30, 2000, the Company's debt to equity ratio was 5.7:1, compared with 4.8:1 at December 31, 1999.

     TOTAL CASH PROVIDED BEFORE DIVIDENDS

     Total cash provided before dividends was $789.3 million for the first nine months of 2000, compared with $6.6 million for the same period of 1999. For the first nine months of 2000, total cash provided before dividends reflects $1,376.4 million of cash provided by operating activities, offset by $587.1 million of cash used in investing and financing activities before dividends. For the first nine months of 1999, total cash provided before dividends reflects $1,025.8 million of cash provided by operating activities, offset by $1,019.2 million of cash used by investing and financing activities before dividends. Cash and cash equivalents at September 30, 2000, totaled $839.4 million, an increase of $239.3 million, compared with the balance at December 31, 1999.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases increased 10 percent to $235.3 million for the quarter ended September 30, 2000, from $214.7 million for the same period in 1999; for the nine months ended September 30, 2000, income from leases increased 9 percent to $674.3 million from $621.1 million for the same 1999 period. These increases are primarily due to improved average lease yields. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions decreased 10 percent to $51.5 million, compared with $57.5 million for the same 1999 period. For the nine months ended September 30, 2000, lease income from remarketing transactions increased 8 percent to $177.6 million, compared with $165.1 million for the first nine months of 1999.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $1,054.0 million residual value portfolio at September 30, 2000, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. Although the Company did not recognize a write-down of residual values during the third quarter of 2000, the Company did record a $7.3 million reduction to income from leases during the first nine months of 2000, to recognize decreases in the expected future residual value of specific leased equipment. The Company recorded a write-down of residual values of $2.0 million during the third quarter of 1999, for a total of $8.1 million for the first nine months of 1999.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing increased 10 percent to $70.3 million for the three months ended September 30, 2000, compared with $63.8 million for the same period of 1999. For the nine months ended September 30, 2000, income from working capital financing increased 16 percent to $198.0 million, compared with $171.2 million for the same period of 1999. These increases were primarily due to additional income from revolving participation loans. Income from revolving participation loans increased to $28.5 million for the first nine months of 2000, compared with $13.2 million for the same period of 1999. Additionally, an increase of $10.5 million in interest income from dealers due to higher yields contributed to the increase in income from working capital financing for the first nine months of 2000, compared with the same period of 1999.

     INCOME FROM LOANS

     Income from loans increased 21 percent to $76.5 million for the third quarter of 2000, compared with $63.0 million for the third quarter of 1999. For the nine months ended September 30, 2000, income from loans increased 19 percent to $218.8 million, compared with $183.5 million for the same 1999 period. These increases were due to higher average loan balances for the first nine months of 2000, compared with the same period of 1999. Additionally, income from term participation loans contributed to the increase in loan income. Income from term participation loans amounted to $17.2 million and $0.9 million for the nine months ended September 30, 2000, and 1999, respectively.

     EQUIPMENT SALES

     Equipment sales amounted to $152.8 million for the third quarter of 2000, compared with $75.3 million for the same period of 1999; for the first nine months of 2000, equipment sales amounted to $423.3 million, compared with $356.0 million for the same 1999 period.

     Gross profit on equipment sales for the third quarter of 2000 was $14.9 million compared with $6.8 million for the third quarter of 1999. For the first nine months of 2000, gross profit from equipment sales decreased to $39.0 million compared with $41.6 million for the same period of 1999. The gross profit margin for the third quarter of 2000 increased to 9.7 percent, compared with 9.1 percent for the same 1999 period. For the first nine months of 2000, the gross profit margin decreased to 9.2 percent, compared with 11.7 percent for the first nine months of 1999.

     Excluding the sale of $76.3 million of leased equipment, with a gross profit of $19.8 million, to IBM in relation to IBM's sale of its global network business to AT&T in the second quarter of 1999, equipment sales, gross profit and gross profit margin increased for the first nine months of 2000, compared with the same period of 1999.

     OTHER INCOME

     Other income decreased 33 percent to $14.6 million for the third quarter of 2000, compared with $21.8 million for the same period of 1999. For the nine months ended September 30, 2000, other income decreased 30 percent to $50.3 million, compared with $71.7 million for the nine months ended September 30, 1999. These decreases in other income are primarily attributable to a decline in the fees for the servicing of IBM's federal, state and local lease and loan portfolio, interest income on cash and factoring income.

     INTEREST EXPENSE

     Interest expense increased 15 percent to $162.2 million for the third quarter of 2000, compared with $141.3 million for the same 1999 period. For the first nine months of 2000, interest expense increased 8 percent to $452.9 million, compared with $419.9 million for the first nine months of 1999. These increases in interest expense are primarily due to higher interest rates. The Company's year-to-date average cost of debt for the first nine months of 2000 increased to 5.9 percent from 5.4 percent for the same period in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $75.9 million for the third quarter of 2000, an increase of 46 percent compared with $52.1 million for the same period in 1999. For the first nine months of 2000, selling, general and administrative expenses increased 34 percent to $210.6 million, compared with $157.7 million for the first nine months of 1999. These increases are primarily attributable to the increase in the amount IBM charged the Company for services received. In the first quarter of 2000, the Company renegotiated its operating agreement with IBM at IBM's request. Refer to Related Company Transactions in the Notes to Consolidated Financial Statements on page 6.

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

     The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, while continuously declining, remains significant. At September 30, 2000, and December 31, 1999, approximately 35 percent and 55 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 1999 or in the first nine months of 2000.

     The overall provision for receivable losses decreased to $0.1 million for the third quarter of 2000, compared with $8.0 million for the same period in 1999. For the nine months ended September 30, 2000, the provision for receivable losses decreased to $9.0 million, compared with $23.0 million for the same period of 1999. The decline in the provision for receivable losses was primarily attributable to lower reserve requirements, based upon the Company's historical loss experience, assessment of collectibility of specific receivables and its ability to effectively manage credit risk.

     INCOME TAXES

     The provision for income taxes increased 3 percent to $68.3 million for the quarter ended September 30, 2000, compared with $66.5 million for the same period in 1999. For the first nine months of 2000, the provision for income taxes increased 4 percent to $200.2 million, compared with $192.4 million for the nine months ended September 30, 1999. These increases are due to the increase in pretax earnings for the third quarter and the first nine months of 2000, compared with the same periods of 1999.

     RETURN ON AVERAGE EQUITY

     The results for the first nine months of 2000 yielded an annualized return on average equity of 18.4 percent, compared with 20.1 percent for the same period of 1999.

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

                             Part II - Other Information

     Item 1.  Legal Proceedings

     None material.


     Item 6(b).  Reports on Form 8-K

     A Form 8-K dated July 17, 2000, was filed with respect to the Company's financial results for the six month period ended June 30, 2000.

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

                                          IBM CREDIT CORPORATION
                                        _______________________________
                                             (Registrant)

     Date: November 13, 2000            By:  /s/ Paula L. Summa
                                        (Paula L. Summa)
                                        Vice President, Finance
                                        and Chief Financial Officer