Form 10-K
period 2000-12-31
IBM CREDIT CORP
filed 2001-03-28
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000

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

     As of February 28, 2001, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2001: NONE.

     The registrant  meets the  conditions set  forth in  General Instruction  H
     (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                  TABLE OF CONTENTS
                                _____________________

     PART I                                                    Page


     Item 1.   Business                                               3

     Item 2.   Properties                                             3

     Item 3.   Legal Proceedings                                      3

     Item 4.   Submission of Matters to a Vote of Security Holders    3


     PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                    3

     Item 6.   Selected Financial Data                                4

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    5

     Item 7A.  Qualitative and Quantitative Disclosure about
               Market Risk                                            12

     Item 8.   Financial Statements and Supplementary Data            14

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    40


     PART III

     Item 10.  Directors and Executive Officers of the Registrant     40

     Item 11.  Executive Compensation                                 40

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                             40

     Item 13.  Certain Relationships and Related Transactions         40


     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                     40

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

     ITEM 2.  PROPERTIES:

          The Company's principal executive offices are located at an IBM owned facility in Armonk, New York. The executive offices comprise approximately 272,200 square feet of office space. The Company occupies this space under an arrangement with IBM.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            Omitted pursuant to General Instruction I.


                              PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS:

            All shares of the Company's capital stock are owned by IBM and, accordingly, there is no market for such stock. The Company paid IBM cash dividends of $772,000,000 and $75,000,000 during 2000 and 1999, respectively. Dividends are declared by the Board of Directors of the Company.


     ITEM 6. SELECTED FINANCIAL DATA:

     The following selected financial data should be read in conjunction with the consolidated financial statements of IBM Credit Corporation and the related notes to the consolidated financial statements included in this document.

      (Dollars in thousands)
                    2000          1999           1998          1997     1996
                ___________   ___________   ___________ ___________ ___________
     For the year:
     Finance and
      other income$ 2,169,511 $ 1,919,833  $ 1,816,498  $ 1,630,895  $ 1,497,800
     Gross profit
      on equipment
      sales. . . .     77,932      51,216       63,441       60,574       50,936
     Interest
       expense . .    619,995     569,545      611,206      538,560      436,109
     Net earnings .   428,357     429,620      308,765      283,893      271,082
     Dividends. . .   772,000      75,000      100,000       50,000       45,000

     Products purchased
      for leases.  .4,145,371   4,154,263    4,683,015    4,803,985    3,903,052
     Loans receivable
     financing . . .2,029,061   2,039,793    1,913,501    1,460,214    1,211,318
     IBM state and
      local installment
      Receivables
      and leases . .  180,340     405,975      429,400      411,029      410,328
     Other capital equipment
      financing. . .  118,346     194,707      195,324      274,869      225,744
     Working capital
      financing.   13,215,000  14,530,300   14,181,900   15,005,200   13,387,014

     Return on
      average assets.     2.8%       2.8%          2.0%         2.1%        2.4%
     Return on average
      equity . . . . .   19.6%      21.4%         17.2%        18.6%       20.7%

     At end of year:
     Total assets. $16,797,738 $16,344,705 $16,397,359 $16,572,116 $12,946,139
     Net investment
      in capital
      leases . . .   5,580,313   5,337,200   5,265,941   4,931,292   4,214,822
     Equipment on
      operating leases,
      net. . . . . . 2,537,665   3,386,686   3,619,585   3,583,641   2,251,382
     Loans receivable,
      net. . . . . . 4,207,276   3,535,498   3,041,222   2,381,261   1,846,947



     Working capital
      financing
       receivables,net 2,791,671   2,963,583  2,861,780   3,249,310    2,898,688
     Short-term debt . 7,894,187   7,132,888  6,777,222   8,591,781    6,566,400
                                         -4-


     Long-term debt. . 3,527,383   3,671,139  3,973,839   2,476,488    1,515,937
     Stockholder's
       equity. . . . . 1,888,691   2,232,334  1,877,714   1,668,949    1,435,056

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:

     OVERVIEW

     Net earnings for 2000 were $428.4 million, yielding a return on average equity of 19.6 percent, compared with 1999 net earnings of $429.6 million, yielding a return on average equity of 21.4 percent.

     FINANCING ORIGINATED

     For the year ended December 31, 2000, the Company originated customer equipment financing for end users of $6,473.1 million, a 5 percent decrease from $6,794.7 million for 1999. The decline in customer equipment financing originated is related to IBM's decrease in placements of its products in the United States.

     Customer  financing  originations  for  end  users  included  purchases  of
     $3,228.9 million of information handling systems from IBM, consisting of $2,281.2 million for capital leases and $947.7 million for operating leases. In addition, customer financing originations for end users included the following: (1) financing for IBM software and services of $1,874.5 million; (2) other financing of $1,034.6 million for IBM equipment, as well as related non-IBM equipment, software and services to meet IBM customers' total solution requirements; (3) installment and lease financing for state and local government customers of $180.3 million for the account of IBM; and (4) financing originated for installment receivables of $154.8 million.

     The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of IBM advanced information processing products with terms generally from two to three years.

     For the year ended December 31, 2000, originations of working capital financing for dealers and remarketers of information industry products decreased by 9 percent to $13,215.0 million, from $14,530.3 million for 1999. The decline in working capital financing originations reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company throughout 2000.

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

     Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the year ended December 31, 2000, the remarketing activities contributed $321.1 million to pretax earnings, an increase of 16 percent compared with $277.4 million for 1999, primarily due to operating lease extensions and an increase in equipment sales.

     At December 31, 2000, the investment in remarketed equipment on capital and operating leases totaled $312.7 million, compared with 1999 year-end investment of $281.5 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets increased to $16.8 billion at December 31, 2000, compared with $16.3 billion at December 31, 1999. This increase is primarily attributable to an increase in the capital lease and loan portfolio, and an increase in the cash balance at year-end. These increases were offset by a decrease in operating lease assets and working capital financing receivables.

     Total financing assets serviced by the Company, at December 31, 2000, were $16.0 billion, compared with $16.2 billion at December 31, 1999. Total financing assets serviced include capital and operating leases ($8,223.5 million in 2000, $8,723.9 million in 1999), loans receivable ($4,207.3 million in 2000, $3,535.5 million in 1999), working capital financing receivables ($2,791.7 million in 2000, $2,963.6 million in 1999), and federal, state and local government installment and lease financing receivables of IBM ($818.3 million in 2000, $992.5 million in 1999), which are not reflected on the Company's Consolidated Statement of Financial Position.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $11,421.6 million of debt at December 31, 2000. Total short-term and long-term debt increased by approximately $617.6 million, from $10,804.0 million at December 31, 1999. This increase was the result of increases in short-term debt payable to IBM of $2,186.9 million and long-term debt payable to IBM of $858.3 million, offset by a decrease in commercial paper outstanding of $1,023.9 million, short-term debt of $401.6 million and long-term debt of $1,002.1 million. Included in long-term debt at December 31, 2000, was $2,250.0 million payable to IBM at market terms and conditions, with maturity dates ranging from January 18, 2002 to December 22, 2004.

     At December 31, 2000, the Company had available $9.85 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company intends to issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN)in an aggregate nominal amount of up to Euro 4.0 billion, or its equivalent in any other currency. At December 31, 2000, there was Euro 2.7 billion available for the issuance of debt securities under this program. The Company may issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company and IBM have a master loan agreement that provides additional funding flexibility to each other. This agreement allows for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. At December 31, 2000, the Company had $1,186.6 million of borrowings outstanding under this agreement. At December 31, 1999, the Company had no borrowings outstanding under this agreement.

     The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At December 31, 2000, and 1999, the Company had $4,891.7 million and $3,033.1 million, respectively, of borrowings outstanding under this agreement.

     These financing sources, along with the Company's internally generated cash and medium-term note and commercial paper programs, provide flexibility to the Company to grow its lease, working capital financing and loan portfolios, to fund working capital requirements and to service debt.

     Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license fees. Also included in amounts due to IBM and affiliates are income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $101.9 million to $1,874.3 million at December 31, 2000, from $1,976.2 million at December 31, 1999. The decrease was primarily attributable to a decrease in the amount payable for capital equipment purchases during 2000.

     At December 31, 2000, the Company's debt to equity ratio was 6.1:1, compared with 4.8:1 at December 31, 1999.

     TOTAL CASH PROVIDED BEFORE DIVIDENDS

     Total cash provided before dividends was $1,123.4 million in 2000, compared with total cash used before dividends of $147.7 million in 1999. For 2000, total cash provided before dividends reflects $2,779.0 million of cash provided by operating activities, offset by $1,655.6 million of cash used in investing and financing activities before dividends. For 1999, total cash used before dividends reflects $2,433.3 million of cash used in investing and financing activities before dividends, offset by $2,285.6 million of cash provided by operating activities. Cash and cash equivalents at December 31, 2000, totaled $951.5 million, an increase of $351.4 million, compared with the balance at December 31, 1999.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases increased 8 percent to $920.2 million for the year ended December 31, 2000, from $849.8 million in 1999. Improved average lease yields and declining residual value writedowns contributed to the overall increase in lease income for the year ended December 31, 2000. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $246.9 million in 2000, an increase of 5 percent from $234.2 million in 1999.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $1,023.3 million residual value portfolio at December 31, 2000, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. However, the Company did record a $7.3 million reduction to income from leases during 2000 to recognize decreases in the expected future residual value of specific leased equipment, compared with $8.1 million during 1999.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing increased 13 percent to $271.2 million in 2000, compared with $240.3 million in 1999. This increase was due to additional income from an increase in revolving participation loans (refer to Working Capital Financing Receivables in the Notes to Consolidated Financial Statements on page 28 for additional details). Income from revolving participation loans amounted to $40.6 million in 2000, compared with $19.6 million in 1999. Additionally, an increase in dealer interest and in non-IBM inventory financing volumes contributed to the increase in income from working capital financing. These increases were partially offset by a decrease in fee income from IBM caused by lower volumes.

     INCOME FROM LOANS

     Income from loans increased 22 percent to $306.1 million in 2000, compared with $251.2 million in 1999. This increase resulted from higher average loan balances, which were due to continued growth of financing originated for software and services, and an increase in income from term participation loans. Income from participation loans amounted to $33.8 million in 2000, compared with $4.3 million in 1999.

     EQUIPMENT SALES

     Equipment sales amounted to $616.2 million in 2000, compared with $474.0 million in 1999. Gross profit on equipment sales in 2000 was $77.9 million, compared with $51.2 million in 1999. The gross profit margin in 2000 increased to 12.6 percent, compared with 10.8 percent in 1999. The mix of products available for sale and changing market conditions for certain used equipment during 2000 contributed to the increase in sales, gross profit and gross profit margins, compared with 1999.

     OTHER INCOME

     Other income decreased to $55.9 million in 2000, compared with $104.6 million in 1999. The decrease in other income is primarily attributable to a decline in the fees for the servicing of IBM financing receivables sold and IBM's federal, state and local portfolio, a decrease in interest income on cash and a decline in factoring income. Additionally, the decrease is due to the 1999 gain on the sale of the Company's ownership interests in part of its non-IT lease portfolio. The Company sold these interests to third parties resulting in a pre-tax gain of $19.2 million. Refer to Net Investment in Capital Leases on page 25 and Equipment on Operating Leases on page 26 in the Notes to the Consolidated Financial Statements for additional details.

     INTEREST EXPENSE

     Interest expense increased 9 percent to $620.0 million in 2000, compared with $569.5 million in 1999 due to an increase in interest rates. The Company's year-to-date average cost of debt for 2000 increased to 6.1 percent, from 5.4 percent for 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 35 percent to $289.3 million in 2000, compared with $213.6 million in 1999. This increase is attributable to the increase in the amount IBM charged the Company for services received. Refer to Related Company Transactions in the Notes to the Consolidated Financial Statements on page 23 for additional details.

     PROVISION FOR RECEIVABLE LOSSES

     The majority of the Company's portfolio of capital equipment leases and loans is with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses at the time financings are originated and, from time to time, for capital equipment as conditions warrant. The portfolio is diversified by region, industry and individual unaffiliated customer.

     The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, while continuously declining, remains significant. At December 31, 2000, and December 31, 1999, approximately 37 percent and 55 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 2000 or 1999.

     The overall provision for receivable losses increased to $15.1 million in 2000, compared with $5.0 million in 1999. The increase in the provision for receivable losses in 2000, was primarily attributable to the Company's timely recognition of probable receivable losses and an increase in the provision for certain specific commercial financing accounts.

     INCOME TAXES

     Income taxes for 2000 amounted to $278.5 million for the year ended December 31, 2000, remaining relatively flat compared with $279.3 million for 1999.

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

     FORWARD LOOKING STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Report on Form 10-K may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination and subsequent recoverability of recorded residual values; currency fluctuations on the associated debt and liabilities; change in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-K and in the Company's other filings with the SEC.

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

     The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate any material losses in these areas. The Company manages this risk, in part, through the use of a variety of financial instruments including derivatives.

     For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's debt and financial instruments.

     The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, long-term non-lease receivables, long-term and short-term debt and all derivative financial instruments. Interest rate swaps and interest rate options and foreign currency swaps constitute the Company's portfolio of derivative financial instruments.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market values for interest and foreign currency exchange risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based upon market interest and foreign currency exchange rates in effect at December 31, 2000.

     The market values that result from these computations are compared with the actual market values of these financial instruments. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     The results of the sensitivity analysis at December 31, 2000 and 1999, are as follows:

     INTEREST RATE RISK:

     The following table presents the changes in fair market value of the Company's financial instruments, with all other variables held constant:

     (in millions)
                                      Level of Interest Rates
                                          +10%       -10%
                                      __________   __________

     December 31, 2000                  $(45.0)      $46.0
     December 31, 1999                  $(39.0)      $41.0

     FOREIGN CURRENCY EXCHANGE RATE RISK:

     Since all of the Company's market sensitive financial instruments are denominated in U.S. dollars, the Company has no sensitivity to foreign currency fluctuations.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     Report of Independent Accountants

     To the Stockholder and Board of Directors of IBM Credit Corporation


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. on page 40 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




     PricewaterhouseCoopers LLP
     Stamford, CT
     January 17, 2001

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION

     at December 31:

     (Dollars in thousands)
                                                  2000            1999
                                             _____________  ____________
     ASSETS:

       Cash and cash equivalents. . . . . . . $   951,490    $   600,111
       Net investment in capital leases, net.   5,580,313      5,337,200
       Equipment on operating leases, net . .   2,537,665      3,386,686
       Loans receivable, net. . . . . . . . .   4,207,276      3,535,498
       Working capital financing receivables,
        net . . . . . . . . . . . . . . . . .   2,791,671      2,963,583
       Investments and other assets . . . . .     729,323        521,627
                                              ___________    ___________

     Total Assets                             $16,797,738    $16,344,705
                                              ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . . . . $ 4,065,842    $ 5,491,441
       Short-term debt, IBM . . . . . . . . .   3,828,345      1,641,447
       Due to IBM and affiliates. . . . . . .   1,874,250      1,976,167
       Interest and other accruals. . . . . .     623,152        454,261
       Deferred income taxes. . . . . . . . .     990,075        877,916
       Long-term debt . . . . . . . . . . . .   1,277,383      2,279,437
       Long-term debt, IBM. . . . . . . . . .   2,250,000      1,391,702
                                              ___________    ___________
          Total liabilities . . . . . . . . .  14,909,047     14,112,371
                                              ___________    ___________
       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2000 and 1999  . . . . . .     457,411        457,411
       Retained earnings. . . . . . . . . . .   1,431,280      1,774,923
                                               __________    ___________
          Total stockholder's equity. . . . .   1,888,691      2,232,334
                                               __________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . . . . $16,797,738    $16,344,705
                                              ===========    ===========

     The accompanying notes are an integral part of this statement.



                               IBM CREDIT CORPORATION

              CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

     For the years ended December 31:

     (Dollars in thousands)
                                                2000      1999        1998
                                            __________ __________ __________
     FINANCE AND OTHER INCOME:

       Income from leases:
        Capital leases . . . . . . . . . .  $  412,974 $  385,969 $  334,365
        Operating leases, net of depreciation:
           2000-$1,887,409; 1999-$2,112,840
           and 1998-$1,944,157 . . . . . .     507,190    463,869    363,975
                                            __________ __________ __________
                                               920,164    849,838    698,340
      Income from working capital
        financing. . . . . . . . . . . . .     271,159    240,253    236,848
      Income from loans. . . . . . . . . .     306,136    251,175    208,434
      Equipment sales. . . . . . . . . . .     616,173    473,960    510,156
      Other income . . . . . . . . . . . .      55,879    104,607    162,720
                                            __________ __________ __________
         Total finance and other income. .   2,169,511  1,919,833  1,816,498
                                            __________ __________ __________
     COST AND EXPENSES:

      Interest . . . . . . . . . . . . . .     619,995    569,545    611,206
      Cost of equipment sales. . . . . . .     538,241    422,744    446,715
      Selling, general and administrative.     289,318    213,608    211,259
      Provision for receivable losses. . .      15,091      4,986     37,805
                                            __________ __________ __________

          Total cost and expenses. . . . .   1,462,645  1,210,883  1,306,985
                                            __________ __________ __________

     EARNINGS BEFORE INCOME TAXES. . . . .     706,866    708,950    509,513

     Provision for income taxes. . . . . .     278,509    279,330    200,748
                                            __________ __________ __________

     NET EARNINGS. . . . . . . . . . . . .     428,357    429,620    308,765

     Dividends . . . . . . . . . . . . . .    (772,000)   (75,000)  (100,000)
     Retained earnings, January 1. . . . .   1,774,923  1,420,303  1,211,538
                                            __________ __________ __________

     Retained earnings, December 31. . . .  $1,431,280 $1,774,923 $1,420,303
                                            ========== ========== ==========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                          For the years ended December 31:
     (Dollars in thousands)
                                              2000         1999          1998
                                          ____________  ___________  ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . .   $  428,357   $  429,620   $  308,765
        Adjustments to reconcile net
          earnings to cash provided by
          operating activities:
        Depreciation and amortization. .    1,887,008    2,113,302    1,944,420
        Provision for receivable
          losses . . . . . . . . . . . .       15,091        4,986       37,805
        Increase (decrease) in deferred
          income taxes. . . . . .  . . .      112,159      (95,770)      86,058
        Increase (decrease) in interest
          and other accruals . . . . . .      168,891     (180,803)      18,594
        Cost of equipment sold . . . . .      484,075      376,839      409,240
        (Decrease) increase  in amounts
           due IBM and affiliates. . . .     (101,917)    (378,483)    (168,090)
        (Increase) decrease in deferred
           assets. . . . . . . . . . . .     (148,916)      37,783      188,140
        Other, net . . . . . . . . . . .      (65,786)     (21,868)    (144,727)
                                          ____________  ___________  ___________
     Cash provided by operating
       activities. . . . . . . . . . . .    2,778,962    2,285,606    2,680,205
                                          ____________  ___________  ___________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . .   (2,980,089)  (2,417,029)  (2,855,084)
        Collections on capital leases,
          net of income earned . . . . .    2,591,066    2,530,236    2,161,767
        Investment in equipment on
          operating leases . . . . . . .   (1,341,295)  (2,001,142)  (2,053,865)
        Investment in loans receivable .   (2,435,412)  (2,190,012)  (1,913,501)
        Collections on loans receivable,
          net of interest earned . . . .    1,763,284    1,694,637    1,244,806
        Collections on (investments in)
          working capital financing
          receivables, net . . . . . . .      139,709     (106,380)     455,869
        Purchases of marketable
          securities . . . . . . . . . .         -         (24,390)     (82,165)
        Proceeds from redemption of
          marketable securities. . . . .         -          93,203      141,207
                                          ____________  ___________  ___________

     Total carried forward . . . . . . .   (2,262,737)  (2,420,877)  (2,900,966)
                                          ____________  ___________  ___________

     The accompanying notes are an integral part of this statement.

                                        -17-



                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                          For the years ended December 31:

     (Continued)

     (Dollars in thousands)
                                             2000          1999         1998
                                          ____________  ___________  ___________
     CASH FLOWS FROM INVESTING ACTIVITIES (Continued):

        Total carried forward . . . . . .  (2,262,737)  (2,420,877)  (2,900,966)
        Proceeds from the sale of the
          net assets of IBM Credit
          International Factoring
          Corporation . . . . . . . . . .        -         273,759       11,737
        Cash payment for lease portfolio
         acquired . . . . . . . . . . . .        -        (176,613)         -
        Other, net. . . . . . . . . . . .     (12,318)     (63,840)     139,282
                                          ____________  ___________  ___________
     Cash used in investing activities. .  (2,275,055)  (2,387,571)  (2,749,947)
                                          ____________  ___________  ___________

     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of
          long-term debt . . . . . . . .    2,325,000    2,523,833    3,081,436
        Repayment of debt with original
         maturities of one year or more.     (832,080)  (1,000,776)  (1,330,194)
        Repayment of debt with original
         maturities within one year, net     (873,448)  (1,568,825)  (1,551,127)
        Cash dividends paid to IBM . . .     (772,000)     (75,000)    (100,000)
                                          ___________  ____________  ___________
     Cash (used in) provided by financing
        activities . . . . . . . . . . .     (152,528)    (120,768)     100,115
                                          ___________  ____________  ___________

     Change in cash and cash equivalents      351,379     (222,733)      30,373
     Cash and cash equivalents,
      January 1. . . . . . . . . . . .        600,111      822,844      792,471
                                          ___________   ___________ ____________
     Cash and cash equivalents,
       December 31 . . . . . . . .  . .    $  951,490   $  600,111   $  822,844
                                          ===========   =========== ============

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                          For the years ended December 31:
     (Continued)
     (Dollars in thousands)
                                            2000          1999        1998
                                         ___________  ___________ ___________

     <F1>
     Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest               $ 629,410   $  568,571    $ 635,658
                                          =========   ==========    =========

     Cash paid for income taxes           $ 447,050   $  106,144    $ 109,313
                                          =========   ==========    =========

     <F2>
     Supplemental schedule of noncash investing and financing activities:

     In May 1999, the Company purchased selected assets from the leasing portfolio of Comdisco, Inc. The purchase price was financed, in part, through the assumption of debt of $102.0 million and through the issuance of a credit on account of $195.4 million, which had been fully utilized at December 31, 2000.
     <F3>
     The accompanying notes are an integral part of this statement.

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

     Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

     ACCOUNTING CHANGES:

     The Company implemented new accounting standards in 2000, 1999 and 1998. None of these standards had a material effect on the financial position or results of operations of the Company.

     Pursuant to the SEC's Staff Accounting Bulletin No. 101 (SAB 101), _Revenue Recognition in Financial Statements,_ the Company has reviewed its accounting policies for recognition of revenue. SAB 101 was required to be implemented in the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in the financial statements. The Company's accounting policies are consistent with the views of SAB 101. Refer to the note on page 20, Significant Accounting Policies for a description of the Company's policies on revenue recognition.

     Effective January 1, 1998, the Company adopted SFAS No. 130, _Reporting Comprehensive Income,_ which establishes standards for reporting and displaying comprehensive income and components. For the years ended December 31, 2000, 1999 and 1998, other than net earnings, there were no items to report.

     Effective December 31, 1998, the Company adopted SFAS No. 131, _Disclosures about Segments of an Enterprise and Related Information,_ which establishes standards for reporting operating segments and disclosures about products and services, geographic areas and major customers. Refer to the note on page 36, Segment Reporting for the Company's segment information.

     On January 1, 2001, the Company adopted SFAS No. 133, _Accounting for Derivative Instruments and Hedging Activities,_ as amended by SFAS No. 138, _Accounting for Certain Derivative Instruments and Certain Hedging Activities._ SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder's equity or net earnings depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard results in a net of tax decrease of $.3 million to Accumulated gains and losses not affecting retained earnings in the Statement of Stockholder's Equity and a benefit of $.9 million to Cumulative effect of adopting accounting principles, net of tax in the Consolidated Statement of Earnings.

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

     Pursuant to an operating agreement, IBM provides collection, administration and other services and products for the Company and is reimbursed for the cost of these services and products. IBM charged the Company $117.2 million, $114.2 million and $97.5 million in 2000, 1999 and 1998, respectively, representing costs for lease services, employee benefit plans, facilities rental and staff support. In the first quarter of 2000, the Company and IBM amended their operating agreement to allow IBM to charge the Company for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot de identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $87.2 million for the year ended December 31, 2000, and are included in selling, general and administrative expenses on the Company's Consolidated Statement of Earnings.

     Additionally, the Company is compensated, at market rates as determined by management, for services performed for IBM, primarily for management of IBM's federal, state and local government installment receivables portfolio. These fees, amounting to $30.7 million, $45.5 million and $50.3 million in 2000, 1999 and 1998, respectively, are included in other income.

     The operating agreement with IBM also provides that installment receivables, which include finance charges, may be purchased by the Company at fair value as determined by management. The Company is reimbursed by IBM for any price adjustments and concessions that reduce the amount of receivables previously purchased by the Company.

     Additionally, the operating agreement with IBM provides that IBM will offer term leases of the Company to creditworthy potential lessees. IBM's sales price of the equipment to the Company will typically be at the purchase price payable by the lessee, unless the Company is participating in unique IBM product offerings.

     The Company provides accounts receivable and inventory financing, at market rates, to dealers and remarketers of IBM products. Included in income from working capital financing is fee income earned from IBM of $84.9 million, $98.5 million and $112.7 million in 2000, 1999 and 1998, respectively.

     The Company also has an indemnification agreement with IBM. IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. Approximately $3.4 million, $1.1 million and $8.2 million of such losses were reimbursed by IBM in 2000, 1999 and 1998, respectively. See Working Capital Financing Receviables note on page 28 for additional information.

     The Company also provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $857.2 million and $848.3 million of such financings during 2000 and 1999, respectively. At December 31, 2000, and 1999, approximately $1,324.0 million and $1,437.1 million, respectively, of such financings were included in the Company's lease and loan portfolio. Of these amounts, $1,140.0 million and $1,255.5 million were included in the Company's operating lease portfolio at December 31, 2000, and 1999, respectively. The finance income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was $219.4 million, $180.9 million and $172.0 million in 2000, 1999 and 1998, respectively. Interest and finance income of $15.2 million, $9.6 million and $9.2 million was earned from loans to IBM and affiliates in 2000, 1999 and 1998, respectively.

     The Company has a liquidity agreement with IBM International Finance,  N.V.
     (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this agreement, the Company has entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these agreements at December 31, 2000 and 1999.

     From time to time, the Company will either borrow funds from or lend funds to IBM and its affiliates, at prevailing interest rates. The Company and IBM signed a master loan agreement which provides additional funding flexibility to each other. This agreement allows for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. The purpose of this agreement is to finance the borrower's assets, for working capital or for other general corporate purposes. At December 31, 2000, the Company had borrowings outstanding under this agreement of $1,186.6 million payable to IBM. At December 31, 1999, the Company had no borrowings outstanding under this agreement.

     The Company and IBM have signed an additional master loan agreement which allows for long-term funding, made available at market terms and conditions, upon the request of the Company. As of December 31, 2000 and 1999, the Company had $4,891.7 million and $3,033.1 million, respectively of borrowings outstanding under this agreement. These borrowings have due dates ranging from January 26, 2001 to December 22, 2004.

     Interest expense of $228.5 million, $152.5 million and $60.8 million was incurred on loans from IBM and affiliates during 2000, 1999 and 1998, respectively.

     The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     An intercompany tax allocation agreement (the Agreement) exists between the Company and IBM. The Agreement aligns the settlement of federal and state tax benefits and/or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return and files separate state tax returns in selected states. Included in amounts due to IBM and affiliates at December 31, 2000, and 1999, are $15.0 million and $296.7 million, respectively, of current income taxes payable determined in accordance with the Agreement.

     NET INVESTMENT IN CAPITAL LEASES:

     The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

     Direct financing leases consist principally of IBM advanced information processing products with terms generally from two to three years. The components of the net investment in direct financing leases at December 31, 2000 and 1999, are as follows:

     (Dollars in thousands)                       2000        1999
                                               ___________  __________
     Gross lease payments receivable . . . .   $5,540,087   $5,335,352
     Estimated unguaranteed residual values.      486,231      442,288
     Deferred initial direct costs . . . . .       16,062       18,339
     Unearned income . . . . . . . . . . . .     (636,733)    (604,035)
     Allowance for receivable losses . . . .      (19,281)     (47,220)
                                               __________   __________
     Total . . . . . . . . . . . . . . . . .   $5,386,366   $5,144,724
                                               ==========   ==========

     The scheduled maturities of minimum lease payments outstanding at December 31, 2000, expressed as a percentage of the total, are due approximately as follows:
     Within 12 months. . . . . . . . . . . . . . .  50%
     13 to 24 months . . . . . . . . . . . . . . .  32
     25 to 36 months . . . . . . . . . . . . . . .  14
     37 to 48 months . . . . . . . . . . . . . . .   3
     After 48 months . . . . . . . . . . . . . . .   1
                                                   ____
                                                   100%
                                                   ====

     Leveraged lease investments include coal-fired electric generating facilities and commercial aircraft. Leveraged leases have remaining terms ranging from one to eighteen years. The components of the net investment in leveraged leases at December 31, 2000 and 1999, are as follows:

     (Dollars in thousands)                            2000        1999
                                        -26-


                                                     _________  __________
     Net rents receivable. . . . . . . . . . .       $ 227,286  $  239,173
     Estimated unguaranteed  residual values .          33,568      33,568
     Unearned and deferred income. . . . . . .         (66,907)    (76,903)
     Allowance for receivable losses . . . . .            -         (3,362)
                                                     _________  __________
     Investment in leveraged leases. . . . . .       $ 193,947  $  192,476
                                                     =========  ==========

     Deferred income taxes relating to leverage leases amounted to $146.0 million and $157.4 million at December 31, 2000 and 1999, respectively.

     In December 1999, the Company sold ownership interests in several leveraged leases. The Company sold these interests to third parties resulting in a pretax gain of $2.3 million.

     Refer to  the note  on page  29,  Allowance for  Receivable Losses,  for  a
     reconciliation  of  the  direct  financing  leases  and  leveraged   leases
     allowances for receivable losses.

     EQUIPMENT ON OPERATING LEASES:

     Operating leases consist principally of IBM advanced information processing products with terms generally from two to three years. The components of equipment on operating lease at December 31, 2000 and 1999, are as follows:

     (Dollars in thousands)             2000           1999
                                   ____________   ____________
     Cost. . . . . . . . . . .     $ 6,064,187    $ 7,166,892
     Accumulated depreciation.      (3,526,522)    (3,780,206)
                                   ____________   ____________
     Total . . . . . . . . . .     $ 2,537,665      3,386,686
                                   ============   ============

     Minimum future rentals were approximately $2,542.7 million at December 31, 2000. The scheduled maturities of the minimum future rentals at December 31, 2000, expressed as a percentage of the total, are due approximately as follows:

     Within 12 months. . . . . . . . . . . . . 59%
     13 to 24 months . . . . . . . . . . . . . 29
     25 to 36 months . . . . . . . . . . . . . 10
     37 to 48 months . . . . . . . . . . . . .  2
     After 48 months. . . .  . . . . . . . . .  -
                                              ____
                                              100%
                                              ====

     In December, 1999, the Company sold its ownership interests in several non-IT operating leases. The Company sold these interests to third parties resulting in a pretax gain of $16.9 million, which is included in other income.

     LOANS RECEIVABLE:

     Loans receivable include installment receivables that are principally financings of customer purchases of IBM software, services and information handling products, as well as non-IBM software and services. Also included in loans receivable are term participation loans. Participation loans are loans in which the Company has purchased a fixed percentage of a specific customer's loan facility from a bank or other lending institution. The Company receives its fixed percentage of interest and loan fees less administrative fees charged by the agent bank.

     The components of loans receivable at December 31, 2000 and 1999, are as follows:


     (Dollars in thousands)                     2000        1999
                                            ___________  ___________
     Gross loans receivable . . . . .       $4,617,443   $3,931,388
     Deferred initial direct costs. .           21,552       28,509
     Unearned income  . . . . . . . .         (392,484)    (358,245)
     Allowance for receivable losses.          (39,235)     (66,154)
                                            ___________  ___________
     Total. . . . . . . . . . . . . .       $4,207,276   $3,535,498
                                            ===========  ===========

     The scheduled maturities of loans receivable outstanding at December 31, 2000, expressed as a percentage of the total, are due approximately as follows:


     Within 12 months. . . . . . . . . . . .  .  . . . 50%
     13 to 24 months. . . . .  . . . . . . . . . . . . 31
     25 to 36 months . . . . . . . . . . . . . . . . . 13
     37 to 48 months . . . . . . . . . . . . . . . . .  5
     After 48 months . . . . . . . . . . . . . . . . .  1
                                                      ____
                                                      100%
                                                      ====

     Refer to the note on page 29, Allowance for Receivable Losses, for a reconciliation of the loans receivable allowance for receivable losses.

     WORKING CAPITAL FINANCING RECEIVABLES:

     Working capital financing receivables arise primarily from secured inventory and accounts receivable financing for dealers and remarketers of IBM and non-IBM products and services. Inventory financing includes the financing of the purchase by these dealers and remarketers of information handling products. Also included in working capital financing receivables are revolving participation loans. Refer to the note on page 27, Loans Receivable, for additional information on participation loans.

     With the continued trends toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products is significant. However, the Company has a secured position on most of its inventory and accounts receivable financing, which mitigates the amount of potential loss.

     Payment terms for inventory-secured financing generally range from 30 days to 75 days. Accounts receivable financing includes the financing of trade accounts receivable for these dealers and remarketers. Payment terms for accounts receivable secured financing typically range from 30 days to 90 days. The components of working capital financing receivables at December 31, 2000, and 1999, are as follows:

     (Dollars in thousands)
                                                  2000       1999
                                             ___________  _____________
     Working capital financing receivables . $2,836,246   $2,981,101
     Allowance for receivable losses . . . .    (44,575)     (17,518)
                                             ___________  ___________
     Total . . . . . . . . . . . . . . . . . $2,791,671   $2,963,583
                                             ===========  ===========

     The Company had $2,541.7 million of approved but unused working capital financing credit lines available to customers at December 31, 2000.

     Refer to the note on page 29, Allowance for Receivable Losses, for a reconciliation of the working capital financing receivables allowance for receivable losses.

     At December 31, 2000, and December 31, 1999, approximately 37 percent and 55 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts.

     ALLOWANCE FOR RECEIVABLE LOSSES:

     The following is a reconciliation of the allowance for receivable losses, by portfolio, for the years ended December 31, 2000, 1999 and 1998:

     (Dollars in thousands)
                                    Direct                            Working
                                  Financing   Leveraged    Loans      Capital
          2000            Total     Leases      Leases   Receivable   Fin. Rec.
     __________________  ________  _________ __________  __________  __________

     Beginning of year .$134,254  $ 47,220   $  3,362    $  66,154   $  17,518
     Provision (reversal
       of provision) for
       receivable losses,
       net . . . . . . .  15,091   (14,100)    (3,362)         350      32,203
     Accounts written
      off (net of
      recoveries). . . . (46,254)  (13,839)       -        (27,269)     (5,146)
                        _________ _________  __________  __________  __________
      End of year. . . .$103,091  $ 19,281   $    -      $  39,235   $  44,575
                        ========= =========  ==========  ==========  ==========

                                    Direct                            Working
                                  Financing   Leveraged    Loans      Capital
          1999            Total     Leases      Leases   Receivable   Fin. Rec.
     __________________  ________  _________ __________  _________  __________

     Beginning of year . $161,286   $ 65,644   $  3,362  $  75,144    $ 17,136
     Provision (reversal
      of provision) for
      receivable losses.    4,986       (691)     -          1,100       4,577
     Accounts written
      off(net of
      recoveries). . . .  (32,018)   (17,733)     -        (10,090)     (4,195)
                         ________  _________ __________  __________  ___________
      End of year . . . . $134,254  $  47,220  $  3,362  $  66,154   $  17,518
                         ========  ========= ==========  =========  ==========
                                    Direct                            Working
                                  Financing   Leveraged    Loans      Capital
          1998            Total     Leases      Leases   Receivable   Fin. Rec.
     __________________  ________  _________ __________  _________  __________

     Beginning of year . $167,514   $ 52,373   $  3,362  $  71,229   $ 40,550
     Provision for
      receivable losses.   37,805     24,659      -          8,735      4,411
     Accounts written
      off(net of
      recoveries). . . .  (44,522)   (11,904)     -         (5,491)   (27,127)
     Transfers from
      allowance for
      losses on receiv-
      ables sold and
      other, net . . . .      489        516      -            671       (698)
                         ________  _________ __________  __________  ___________
      End of year. . . .  $161,286   $ 65,644  $  3,362  $  75,144   $ 17,136
                         ========  ========= ==========  =========  ==========

     The decrease in the allowance for receivable losses for both direct financing leases and loans receivable in 2000, and 1999, is primarily attributable to the Company's improved ability to effectively manage credit risk and contain losses. The Company evaluates its allowance for receivable losses regularly and is based upon several factors including historical collection experience. Refer to the note on page 20, Significant Accounting Policies for additional details.

     The reconciliation of the allowance for receivable losses by portfolio presented above, excludes the allowance for estimated credit losses on factored IBM receivables, which was $6.3 million at December 31, 1998. IBM factored receivables written off, net of recoveries, during 1998, were $6.2 million. There were no factored IBM receivables at December 31, 2000, or 1999. Provisions for expected losses, as they relate to factored IBM receivables, were provided during the period in which the receivables were purchased.

     INVESTMENTS AND OTHER ASSETS:

     The components of investments and other assets at December 31, 2000, and 1999, are as follows:

     (Dollars in thousands)
                                                         2000         1999
                                                       _________   _________
     Receivables from customers. . . . . . . . . . .   $ 467,914   $ 218,312
     Receivables from affiliates . . . . . . . . . .     122,960     165,955
     Remarketing inventory, net. . . . . . . . . . .      70,721      88,517
     Investments in partnerships and other . . . . .      50,291      26,111
     Other assets  . . . . . . . . . . . . . . . . .      17,437      22,732
                                                       _________   _________
     Total . . . . . . . . . . . . . . . . . . . . .   $ 729,323   $ 521,627
                                                       =========   =========

     Receivables from customers of $467.9 million and $218.3 million at December 31, 2000, and 1999, respectively, represent amounts due for operating leases that have not yet been collected and for remarketing transactions, such as sales, lease payments and termination charges.

     Receivables from affiliates of $123.0 million and $166.0 million at December 31, 2000, and 1999, respectively, primarily consist of amounts due from IBM Global Services for monthly rentals and termination charges.

     Remarketing inventory is valued at the lower of cost or market on a first-in, first-out basis.

     Included in other assets at December 31, 2000, and 1999, are $16.3 million and $15.8 million, respectively, on deposit in restricted accounts, held as security deposits received from customers.

     SHORT-TERM DEBT:

     The components of short-term debt at December 31, 2000, and 1999, are as follows:


     (Dollars in thousands)                               2000         1999
                                                       __________   __________
     Commercial paper, with rates averaging 6.7% in
      2000 and 5.9% in 1999 . . . . . . . . . . . . .  $3,094,919    $4,118,870
     Other short-term debt, with rates averaging 6.1%
      in 2000 and 5.6% in 1999. . . . . . . . . . . .      20,923       326,571
     Current maturities of long-term debt . . . . . .     950,000     1,046,000
                                                       __________    __________
                                                        4,065,842     5,491,441
     IBM short-term borrowings  . . . . . . . . . . .   3,828,345     1,641,447
                                                       __________    __________
     Total. . . . . . . . . . . . . . . . . . . . . .  $7,894,187    $7,132,888
                                                       ==========    ==========

     The approximate weighted average effective interest rates above are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 2000 and 1999. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on commercial paper outstanding at December 31, 2000, and 1999, were 6.7% and 6.0%, respectively. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on other short-term debt outstanding at December 31, 2000, and 1999, were 6.1% and 6.0%, respectively.

     LONG-TERM DEBT:

     The components of long-term debt at December 31, 2000, and 1999, are as follows:
     (Dollars in thousands)
                                                        2000        1999
                                                    ____________ _____________

     Medium-term notes with original maturities
      ranging from 2001 to 2009, with rates
      averaging 6.1% in  2000 and 5.9% in 1999. . . $ 2,229,516  $ 3,325,516
     Net unamortized discounts . . . . .  . . . . .      (2,133)         (79)
                                                    ____________ ____________
                                                      2,227,383    3,325,437
     Less: Current maturities . . . . . . . . . . .     950,000    1,046,000
                                                    ____________ ___________
                                                      1,277,383    2,279,437
     IBM loan payable, with maturities ranging
       from 2001 to 2004 . . .  . . . . . . . . . .   2,250,000    1,391,702
                                                    ____________ ____________
     Total. . . . . . . . . . . . . . . . . . . . . $ 3,527,383  $ 3,671,139
                                                    ============ ============

     The approximate weighted average effective interest rates above are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 2000, and 1999. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on medium-term notes outstanding at December 31, 2000, and 1999, were 6.3% and 6.0%, respectively. Discounts and premiums have the effect of modifying the stated rate of interest on long-term debt offerings.

     Annual maturity of long-term debt at December 31, 2000, is as follows:

     (Dollars in thousands)

     2001 . . . . . . . . . . . . . . . . . . . . . $  950,000
     2002 . . . . . . . . . . . . . . . . . . . . .  2,149,516
     2003 . . . . . . . . . . . . . . . . . . . . .    840,000
     2004 . . . . . . . . . . . . . . . . . . . . .    150,000
     2005 . . . . . . . . . . . . . . . . . . . . .     45,000
     2006 and thereafter  . . . . . . . . . . . . .    345,000
                                                    __________
                                                    $4,479,516
                                                    ==========

     PROVISION FOR INCOME TAXES:

     The components of the provision for income taxes are as follows:

     (Dollars in thousands)
                                             2000        1999        1998
                                          __________  __________  __________
     Federal:
        Current . . . . . . . . . . . .   $  135,601  $  311,865  $   93,164
        Deferred. . . . . . . . . . . .       95,080     (80,531)     74,081
                                          __________  __________   _________
                                             230,681     231,334     167,245
                                          __________  __________   _________
     State and local:
        Current . . . . . . . . . . . .       27,697      63,215      20,900
        Deferred. . . . . . . . . . . .       20,131     (15,219)     12,603
                                          __________  __________   _________
                                              47,828      47,996      33,503
                                          __________  __________   _________
      Total provision . . . . . . . . .   $  278,509  $  279,330   $ 200,748
                                          ==========  ==========   =========

     Changes in the deferred tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

     (Dollars in thousands)
                                                     2000          1999
                                               _____________   ____________
     Deferred tax assets (liabilities):

       Provision for receivable losses. . . .   $    45,147    $    62,256
       Lease income and depreciation. . . . .      (946,613)      (906,882)
       Other, net . . . . . . . . . . . . . .       (88,609)       (33,290)
                                               _____________   ____________
     Deferred income taxes. . . . . . . . . .   $  (990,075)   $  (877,916)
                                               =============   ============

     The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:

                                               2000      1999     1998
                                             ________   ________  _______
     Federal statutory rate. . . . . . . .     35.0%       35.0%    35.0%
     State and local taxes, net of
      federal tax benefit. . . . . . . . .      4.4         4.4      4.3
     Other, net. . . . . . . . . . . . . .        -           -       .1
                                             ________   ________  _______
     Effective income tax rate . . . . . .     39.4%       39.4%    39.4%
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

     The majority of the Company's derivative transactions relate to the matching of liabilities to assets. The Company issues debt, using the most efficient capital markets and products, which may result in a currency or interest rate mismatch with the underlying asset. Interest rate swaps or currency swaps are then used to match the interest rates and currencies of the debt to the related asset. Interest and currency rate differentials accruing under interest rate and currency swap contracts are recognized over the life of the contracts in interest expense. When the terms of the underlying instrument are modified, or if it ceases to exist, all changes to fair value of the swap contract are recognized in income each period until it matures.

     The tables below summarize the notional value, maturity dates, weighted average receive and pay rates and net unrealized gain (loss) of derivative financial instruments by category at December 31, 2000, and 1999. The notional value at December 31 provides an indication of the extent of the Company's involvement in such instruments at that time, but does not represent exposure to market risk.

     (Dollars in thousands)

     At December 31, 2000:
                         Notional                     Weighted Average Rate
          Type           Amount         Maturities     Receive         Pay
     ________________ ______________  _____________  ___________ ______________
     Swap to Fixed        $  355,000    2001-2002      6.46%          6.22%
     Swap to Floating        905,000    2001-2009      5.48%          6.63%
                      ______________
                          $1,260,000
                      ==============

     At December 31, 2000 (Continued):
                         Notional       Unrealized   Unrealized  Net Unrealized
         Type            Amount         Gross Gain   Gross Loss    Gain/(Loss)
     ________________ ______________  _____________  ___________ ______________
     Swap to Fixed       $  355,000     $    232     $     (668)    $     (436)
     Swap to Floating       905,000       16,548         (2,301)        14,247
                       ______________  _____________  ___________ ______________
                         $1,260,000     $ 16,780     $   (2,969)    $   13,811
                      ==============  =============  =========== ==============

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
                      ______________
                          $2,528,420
                      ==============
     At December 31, 1999 (Continued):

                         Notional       Unrealized   Unrealized  Net Unrealized
         Type            Amount         Gross Gain   Gross Loss    Gain/(Loss)
     ________________ ______________   ____________  ___________ ______________
     Swap to Fixed       $  960,000     $    3,722   $     (908)    $    2,814
     Swap to Floating     1,518,420         22,302      (20,767)         1,535
     Int. Rate Cap/Floor     50,000            148          -              148
                      ______________   ____________  ___________ ______________
                         $2,528,420     $   26,172   $  (21,675)    $    4,497
                      ==============  =============  =========== ==============
     * n/a:  not applicable

     The approximate weighted average effective interest rates for the commercial paper, other short-term debt, medium-term notes and other long-term debt, as disclosed in the notes on page 31, Short-Term Debt and Long-Term Debt, include the effects of interest rate swap agreements.

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

     The following table summarizes the carrying amount and the estimated fair value of all of the Company's financial instruments:

     (Dollars in thousands)
                                             Carrying       Estimated
     At December 31, 2000:                    Amount        Fair Value
                                         _____________     ____________

      Cash and cash equivalents           $    951,490     $    951,490
      Loans receivable                       4,207,276        4,196,613
      Working capital financing
       receivables                           2,791,671        2,791,671
      Short-term debt (excluding current
       maturities of long-term debt)         6,944,187        6,965,123
      Long-term debt and current maturities
       of long-term debt                     4,477,383        4,565,379
      Off-balance-sheet derivatives:
       Interest rate related --
             Assets                               -              20,706
             Liabilities                          -               2,630

     (Dollars in thousands)
                                             Carrying       Estimated
     At December 31, 1999:                    Amount        Fair Value
                                         _____________     ____________
      Cash and cash equivalents           $    600,111     $    600,111
      Loans receivable                       3,535,498        3,528,927
      Working capital financing
       receivables                           2,963,583        2,963,583
      Short-term debt (excluding current
       maturities of long-term debt)         6,086,888        6,100,118
      Long-term debt and current maturities
       of long-term debt                     4,717,139        4,741,805
      Off-balance-sheet derivatives:
       Interest rate related --
             Assets                               -              30,168
             Liabilities                          -              14,456

     The Company has financial guarantees amounting to $134.8 million and $266.9 million, at December 31, 2000 and 1999, respectively. Additionally, the Company has approved, but unused working capital financing lines of credit available to customers amounting to $2,541.7 million and $3,022.6 million at December 31, 2000, and 1999, respectively.

     SEGMENT REPORTING:

     The Company  is organized  on the  basis  of its  finance offerings.    The
     Company's reportable segments are strategic business units that offer different financing solutions based upon the customers' needs.

     The Company's operations are conducted primarily through its two operating segments: Customer Financing and Commercial Financing. The Customer Financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The Commercial Financing segment provides primarily secured inventory and accounts receivable financing (_working capital financing_) for dealers and remarketers of information industry products. Also included in the commercial financing segment are both term and revolver participation loans. Refer to the note on page 27, Loans Receivable, for additional information.

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

     (Dollars in thousands)

     For the Year Ended December 31:

                                Customer       Commercial
             2000               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Revenues...............  $   1,829,369  $    305,000 $ 2,134,369
     Interest expense.......  $     500,424  $     98,600 $   599,024
     Earnings before income
       taxes................  $     548,498  $    144,197 $   692,695
     Assets.................  $  12,087,833  $  3,286,771  $15,374,604

            1999
     ______________________

     Revenues...............  $   1,609,114  $    242,362 $ 1,851,476
     Interest expense.......  $     477,849  $     58,259 $   536,108
     Earnings before income
       taxes................  $     540,279  $    133,965 $   674,244
     Assets.................  $  12,537,711  $  2,993,245 $15,530,956

                                Customer      Commercial
             1998               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Revenues...............  $   1,458,858  $    239,328 $ 1,698,186
     Interest expense.......  $     466,774  $     59,718 $   526,492
     Earnings before income
       taxes................  $     346,282  $    130,450 $   476,732
     Assets.................  $  12,164,432  $  2,859,027 $15,023,459


     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts are as follows:

     For the years ended December 31:
                                        2000           1999          1998
                                    ___________    ___________   ___________
     (Dollars in thousands)
     Revenues:
     Total revenues for reportable
       segments. . . . . . . . . .   $ 2,134,369   $ 1,851,476   $ 1,698,186
     Other revenues. . . . . . . .        35,142        68,357       118,312
                                    ___________    ___________   ___________
     Total consolidated revenues .   $ 2,169,511   $ 1,919,833   $ 1,816,498
                                    ===========    ===========   ===========

     (Dollars in thousands)
                                       2000            1999          1998
                                    ___________    ___________   ___________
     Interest Expense:
     Total interest expense
      for reportable segments. . .   $  599,024    $   536,108   $   526,492
     Other interest expense. . . .       20,971         33,437        84,714
                                    ___________    ___________   ___________
     Total consolidated interest
      expense. . . . . . . . . . .   $  619,995    $   569,545   $   611,206
                                    ===========    ===========   ===========
     Earnings Before Income Taxes:
     Total earnings before income
      taxes for  reportable
      segments . . . . . . . . . .   $  692,695    $   674,244   $   476,732
     Other earnings before income
      taxes. . . . . . . . . . . .       14,171         34,706        32,781
                                    ___________    ___________   ___________
     Total consolidated  earnings
      before income taxes. . . . .   $  706,866    $   708,950   $   509,513
                                    ===========    ===========   ===========
     At December 31:
     (Dollars in thousands)
                                       2000            1999          1998
                                    ___________    ___________   ___________
     Assets:
     Total assets for  reportable
      segments . . . . . . . . . .   $15,374,604   $15,530,956   $15,023,459
     Other assets. . . . . . . . .     1,423,134       813,749     1,373,900
                                    ___________    ___________   ___________
     Total consolidated  assets. .   $16,797,738   $16,344,705   $16,397,359
                                    ===========    ===========   ===========

     The Company's business is conducted principally in the United States; foreign operations are not material.

     For the years ended  December 31, 2000, 1999  and 1998, one customer,  IBM,
     accounted  for  $485.1   million,  $499.1  million   and  $542.2   million,
     respectively, of the Company's consolidated revenues.

     The Company continues to evaluate its organizational structure which could lead to changes in future reportable segments.

     SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited)

     (Dollars in thousands)

                          Finance                         Gross Profit
                         and Other  Interest   Equipment  on Equipment     Net
     2000                 Income     Expense    Sales        Sales      Earnings
     _________________  __________ _________ ___________ _____________ _________

     First Quarter . .  $  497,012 $ 149,878 $   120,481  $     3,509  $  96,688
     Second Quarter. .     518,125   140,758     149,941       20,671    106,154
     Third Quarter . .     549,505   162,218     152,831       14,858    105,014
     Fourth Quarter. .     604,869   167,141     192,920       38,894    120,501
                        ___________ _________ ___________ ____________ _________

                        $2,169,511 $ 619,995 $   616,173 $    77,932   $ 428,357
                        =========== ========= =========== ============ =========

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

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

        (a)  The following documents are filed as part of this report:

          1. Consolidated Financial Statements included in Part II of this report:

            Report of Independent Accountants (page 14).

            Consolidated Statement of Financial Position at December 31, 2000 and 1999 (page 15).

            Consolidated Statement of Earnings and Retained Earnings for the years ended December 31, 2000, 1999 and 1998 (page 16).

            Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998 (pages 17 through 19).

            Notes to Consolidated Financial Statements (pages 20 through 39).

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

          b)  Reports on Form 8-K:

          A Form 8-K dated October 17, 2000, was filed with respect to the Company's financial results for the period ended September 30, 2000.

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

                               IBM CREDIT CORPORATION
                                    (Registrant)

                               By:  /s/Joseph C. Lane
                              ________________________
                                  (Joseph C. Lane)
                                   President

     Date:  March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2001.

     Signature                     Title
     __________                    ______


     /s/ Joseph C. Lane
     _______________________
     (Joseph C. Lane)              President and Director

     /s/ Paula L. Summa
     _______________________
     (Paula Summa)                 Vice President, Finance, and Chief Financial
                                   Officer and Director

     /s/ Robert F. Woods
     _______________________
     (Robert Woods)                Director

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

                         Trust Agreement dated March 5, 2000,
                         related to the Company's  Euro
                         Medium-Term Note Programme is filed
                         pursuant to the annual report on
                         Form 10-K for the fiscal year ended
                         December 31, 1999, and is hereby
                         incorporated by reference.

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

          (22)           Published report regarding matters
                         submitted to vote of security holders.  Not Applicable

          (23)           Consent of experts and counsel.         II

          (28)           Information from reports furnished to
                         state insurance regulatory authorities. Not applicable

          (99)           Additional exhibits.                    Not applicable

                                      EXHIBIT I

                               IBM CREDIT CORPORATION
                         STATEMENT RE COMPUTATION OF RATIOS
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                               (dollars in thousands)

                                        FOR THE YEAR ENDED DECEMBER 31:

                              2000        1999        1998      1997     1996
                           __________  __________ __________ _________ ________

     Fixed charges:
     Interest expense      $  619,995  $  569,545 $  611,206   $538,560 $436,109

     Approximate portion of
     rental expense
     representative of the
     interest factor              264         291        239       283      479
                           __________  __________  _________ _________ ________

     Total fixed charges      620,259     569,836    611,445   538,843  436,588

     Net earnings             428,357     429,620    308,765   283,893  271,082

     Provision for income
      taxes                   278,509     279,330    200,748   163,215  176,122
                           __________  __________  _________ _________ ________

     Earnings before
     income taxes
     and fixed charges     $1,327,125  $1,278,786 $1,102,958   $985,951 $883,792
                           ==========  ========== ==========  ========= ========
     Ratio of earnings to
       fixed charges             2.14        2.24      1.80      1.83      2.02
                                 ====        ====      ====      ====      ====

                                     EXHIBIT II


                         CONSENT OF INDEPENDENT ACCOUNTANTS




              We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-86615 and 333-42755) of IBM Credit Corporation of our report dated January 17, 2001, relating to the financial statements which appears in this Form 10-K.


     /s/PricewaterhouseCoopers LLP
     Stamford, CT
     March 28, 2001