Form 10-Q
period 2001-03-31
IBM CREDIT CORP
filed 2001-04-25
CIK 353524

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 8-K

                CURRENT REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          Date of Report (Date of earliest event reported) April 18, 2001

                               IBM CREDIT CORPORATION
                 __________________________________________________
                 (Exact Name of Registrant as Specified in Charter)


                 Delaware                 1-8175            22-2351962
          ____________________________  _____________  ___________________
          (State or Other Jurisdiction  Commission     (IRS Employer
           of Incorporation)            File Number)   Identification No.)

          North Castle Drive, MS NCA-306
                  Armonk, New York                     10504-1785
          __________________________________________   ___________
            (Address of Principal Executive Offices)   (Zip Code)

          Registrant's telephone number, including area code (914)765-1900


                                   Not Applicable

          _____________________________________________________________
          (Former Name or Former Address, if changed Since Last Report)


          Item 5.  Other Events

          The Registrant's press release dated April 18, 2001, regarding its financial results and selected balance sheet information as of and for the period ended March 31, 2001, is attached.






          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duty authorized.


                                               IBM CREDIT CORPORATION
                                                (Registrant)

                                               By:




                                               __________________________
                                               Name:  Paula L. Summa
          Date: April 18, 2001                 Title: Vice President,
                                               Finance, and Chief Financial
                                               Officer and Director

                                             Contact:  J. Timothy Ohsann
                                                       IBM Global Financing
                                                       (914) 765-6647
                                                       ohsann@us.ibm.com


               IBM CREDIT REPORTS 2001 FIRST-QUARTER FINANCIAL RESULTS

          NORTH CASTLE, N.Y., April 18, 2001 . . . IBM Credit Corporation

          today reported first-quarter 2001 net earnings of $104.07

          million, a 8 percent increase over $96.69 million in the first quarter of 2000.  The return on average equity was 22.0 percent in the first quarter of 2001, compared with 16.9 percent in 2000.

               New customer financing originations* for acquisition of

          information technology products and services increased 49 percent to $1.50 billion in the first quarter, compared with $1.01 billion for the same period in 2000. New commercial financing originations-- providing working capital for inventory, accounts receivable and acquisition financing -- increased 5 percent to






          $2.98 billion, compared with $2.83 billion for the same 2000 period.

               At March 31, 2001, total assets were $15.36 billion,

          compared with $16.80 billion at December 31, 2000, a decrease of

          9 percent.  Retained earnings were $1.34 billion, compared with

          $1.43 billion at December 31, 2000, a decrease of 6 percent.

           Retained earnings at March 31, 2000, were $1.87 billion.

               IBM Credit Corporation in the United States is part of the worldwide IBM Global Financing organization.  With more than $46 billion in new financing originations in 2000, IBM Global

          Financing offers businesses of all sizes leasing and financing solutions for IBM and non-IBM hardware, software and services. In addition, IBM Global Financing provides flexible commercial financing offerings for inventory, accounts receivable and acquisition financing to resellers and remarketers. Visit the IBM

          Global Financing home page at www.ibm.com/financing.

          Forward-Looking and Cautionary Statements

               Except for historical information and discussions contained herein, statements contained in this release may constitute

          "forward-looking statements" within the meaning of the Private

          Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed in the company's filings with the Securities and Exchange

          Commission.

          *New customer financing originations reflect assets either owned or managed by IBM Credit Corporation.