Form 10-Q
period 2001-03-31
IBM CREDIT CORP
filed 2001-05-15
CIK 353524

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001

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


                                        INDEX


     Part I - Financial Information:


                                                                        Page
                                                                       _____

        Item 1.   Financial Statements:


          Consolidated Statement of Financial Position
            at March 31, 2001 and December 31, 2000 . . . . . . . . . . . 1

          Consolidated Statement of Earnings for the three
            months ended March 31, 2001 and 2000. . . . . . . . . . . . . 2

          Consolidated Statement of Comprehensive Income for
             three months ended March 31, 2001 and 2000 . . . . . . . . . 3

          Consolidated Statement of Cash Flows for the three months
            ended March 31, 2001 and 2000. . . . . . . . . . . . . . . .  4

          Notes to Consolidated Financial Statements . . . . .  . . . . . 6


        Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations . . .  . . .13


     Part II - Other Information. . . . . . . . . . .  . . . . . . . . . 20


                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                     (unaudited)

     (Dollars in thousands)
                                              At             At
                                            March 31,     December 31,
                                              2001           2000
                                          _____________   ____________
     ASSETS:

       Cash and cash equivalents. . . . .  $   454,264    $   951,490
       Investment in capital leases, net.    5,558,540      5,580,313
       Equipment on operating leases, net    2,449,573      2,537,665
       Loans receivable, net. . . . . . .    4,028,389      4,207,276
       Working capital financing
         receivables, net . . . . . . . .    2,368,467      2,791,671
       Other assets . . . . . . . . . . .      502,660        729,323
                                            __________    ___________

     Total Assets                          $15,361,893    $16,797,738
                                           ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . .  $ 5,008,563    $ 4,065,842
       Short-term debt-IBM. . . . . . . .    2,579,274      3,828,345
       Due to IBM and affiliates. . . . .    1,270,955      1,874,250
       Interest and other accruals. . . .      428,962        623,152
       Deferred income taxes. . . . . . .    1,001,492        990,075
       Long-term debt . . . . . . . . . .      954,195      1,277,383
       Long-term debt-IBM . . . . . . . .    2,325,100      2,250,000
                                           ___________    ___________
          Total liabilities . . . . . . .   13,568,541     14,909,047
                                           ___________    ___________
       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2001 and 2000  . . . .      457,411        457,411
       Accumulated gains and losses not
          affecting retained earnings . .          588           -
       Retained earnings. . . . . . . . .    1,335,353      1,431,280
                                           ___________    ___________
          Total stockholder's equity. . .    1,793,352      1,888,691
                                           ___________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . .  $15,361,893    $16,797,738
                                           ===========    ===========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)
     (Dollars in thousands)

                                                  Three Months Ended
                                                       March 31,
                                                    2001     2000
                                                  ________ ________
     FINANCE AND OTHER INCOME:

     Income from leases:
       Capital leases . . . . . . . . . . . . .  $111,079  $ 94,955
       Operating leases, net of depreciation. .   134,139   122,805
                                                _________  ________
                                                  245,218   217,760


      Income from working capital financing . .    67,933    68,296
      Income from loans . . . . . . . . . . . .    87,264    68,592
      Equipment sales . . . . . . . . . . . . .   113,749   120,481
      Other income . . . . . . . .  . . . . . .     2,812    21,883
                                                _________  ________
         Total finance and other income . . . .   516,976   497,012
                                                _________  ________
     COST AND EXPENSES:

      Interest. . . . . . . . . . . . . . . . .   160,778   149,878
      Cost of equipment sales . . . . . . . . .    94,204   116,972
      Selling, general and administrative . . .    69,797    65,411
      Provision for receivable losses . . . . .    20,788     5,230
                                                _________  ________

          Total cost and expenses . . . . . . .   345,567   337,491
                                               __________  ________

     EARNINGS BEFORE INCOME TAXES . . . . . . .   171,409   159,521

     Provision for income taxes . . . . . . . .    68,204    62,833
                                               __________  ________
     NET EARNINGS BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE . . . . .   103,205    96,688

     Cumulative effect of change in accounting
       principle, net of tax . . . . . . . . .        868       -
                                               __________  ________
     NET EARNINGS. . . . . . . . . . . . . . .   $104,073  $ 96,688
                                               ==========  ========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                     (Unaudited)
     (Dollars in thousands)
                                                  Three Months Ended
                                                       March 31,
                                                    2001     2000
                                                  ________ ________

     Net earnings . . . . . . . . . . . . . . . . $104,073  $96,688
                                                  ________ ________
     Other comprehensive income, net of tax:
       Deferred gains from cash flow hedges,
         net of tax  . . . . . . . . . . . . .  .      588      -
                                                  ________ ________

     Other comprehensive income                        588       -
                                                  ________ ________
     Comprehensive income                         $104,661  $96,688
                                                  ======== ========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Dollars in thousands)
                                                      Three Months Ended
                                                         March 31,
                                                       2001       2000
                                                  ___________  ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . . . . . .  $   104,073  $    96,688
        Adjustments to reconcile net earnings to
         cash provided by operating activities:
        Depreciation and amortization. . . . . .      407,620      500,636
        Provision for receivable losses. . . . .       20,788        5,230
        Increase in deferred income taxes. . . .       11,417       12,993
        Decrease in interest and other accruals.     (194,190)    (104,913)
        Proceeds on sale of equipment, net of
          gross profit . . . . . . . . . . . . .      144,432      105,474
        Decrease in amounts due IBM and
          affiliates . . . . . . . . . . . . . .     (603,295)  (1,151,895)
        Decrease in miscellaneous receivables. .      153,403       61,862
        Decrease (increase) in deferred assets .       93,647      (20,489)
        Other, net . . . . . . . . . . . . . . .        5,291      (29,876)
                                                  ___________  ___________
     Cash provided by (used in) operating
        activities . . . . . . . . . . . . . . .      143,186     (524,289)
                                                  ___________  ___________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . . . . . .     (715,098)    (530,891)
        Collections on capital leases, net of
         income earned . . . . . . . . . . . . .      600,571      555,099
        Investment in equipment on operating
         leases. . . . . . . . . . . . . . . . .     (366,950)    (230,644)
        Investment in loans receivable . . . . .     (430,461)    (272,455)
        Collections on loans receivable, net
         of interest earned. . . . . . . . . . .      607,348      387,964
        Collections on working capital financing
         receivables, net. . .                        408,700      768,102
        Other, net . . . . . . . . . . . . . . .       12,016       29,298
                                                   ___________  ___________
     Cash provided by investing activities . . .      116,126      706,473
                                                   ___________  ___________

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Continued)
                                                       Three Months Ended
                                                         March 31,
                                                       2001         2000
                                                   ___________  ___________
     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of long-term
         debt . . . . . . . . . . . . . . . . . .      200,000      200,000
        Repayment of debt with original
         maturities of one year or more . . . . .     (124,890)    (306,000)
        Repayment of debt with original
         maturities within one year, net. . . . .     (631,648)    (190,721)
        Cash dividends paid to IBM. . . . . . . .     (200,000)        -
                                                   ___________  ___________
     Cash used in financing activities. . . . . .     (756,538)    (296,721)
                                                   ___________  ___________
     Change in cash and cash equivalents. . . . .     (497,226)    (114,537)

     Cash and cash equivalents, January 1 . . . .      951,490      600,111
                                                   ___________  ___________
     Cash and cash equivalents, March 31. . . . .  $   454,264   $  485,574
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

     ACCOUNTING CHANGES:

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, _Accounting for Derivative Instruments and
     Hedging Activities_, as amended by SFAS No. 138, _Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133_. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder's equity or net earnings depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. As of January 1, 2001, the adoption of the new standard resulted in a net of tax decrease of $.3 million to Accumulated gains or losses not affecting retained earnings in the equity section of the Consolidated Balance Sheet and a benefit of $.9 million to the Consolidated Statement of Earnings, net of tax. Refer to the Derivative Financial Instruments footnote on page 7 for additional details.

     RELATED COMPANY TRANSACTIONS:

     The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $199.7 million and $128.8 million of such financings during the three months ended March 31, 2001, and 2000, respectively. At March 31, 2001, and December 31, 2000, $1,306.9 million and $1,324.0 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was $51.4 million and $52.8 million for the first three months of 2001, and 2000, respectively.

     The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide an interest-free financing period to its remarketers. Included in income from working capital financing is $23.8 million and $20.5 million of fee income earned from divisions of IBM for the three months ended March 31, 2001, and 2000, respectively.

     The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the three months ended March 31, 2001, and 2000, the Company's sales of equipment to IBM amounted to $38.6 million and $25.2 million, respectively.

     Pursuant to an operating agreement, the Company is charged by IBM for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $22.2 million and $23.8 million for the three months ended March 31, 2001, and 2000, respectively, and are included in selling, general and administrative expenses.

     DERIVATIVE FINANCIAL INSTRUMENTS:

     Debt Risk Management:

     The majority of the Company's derivative transactions relate to the matching of liabilities to assets. The Company issues debt principally to fund its lease and loan portfolio. Access to cost-effective financing can result in an interest rate mismatch with the underlying assets. To manage these mismatches and to reduce overall interest cost, the Company generally uses interest rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable rate debt and anticipated commercial paper issuances to fixed rates (i.e., cash flow hedges). The resulting cost of funds is lower than that which would have been available if debt with matching characteristics was issued directly.

     The Company does not use derivatives for trading or speculative purposes, nor is it a party to leveraged derivatives. Further, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors and maintains strict dollar and term limits that correspond to the institution's credit rating.

     All derivatives are recognized on the balance sheet at fair value and are generally reported in Other assets or Interest and Other accruals in the Consolidated Statement of Financial Position. To qualify for hedge accounting, the Company requires that the instruments are effective in reducing the risk exposure that they are designated to hedge. Instruments that meet established accounting criteria are formally designated as hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of the underlying exposure both at inception of the hedging relationship and on an ongoing basis. The assessment for effectiveness is formally documented at hedge inception and reviewed at least quarterly throughout the designated hedge period.

     Generally, the  Company applies  hedge accounting as  allowed by  SFAS No.
     133. To comply with SFAS No. 133 requirements, the Company designates each derivative as a hedge of (1) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); (2) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); or (3) a hedge of a long-term investment ("net investment" hedge) in a foreign operation (the Company does not use this type of hedge). From time to time, however, the Company may enter into derivatives which economically hedge certain of its risks, even though hedge accounting is not allowed by SFAS No. 133 or is not applied by the Company. In these cases, there generally exists a natural hedging relationship where changes in fair value of the derivative, which are recognized currently in earnings, act as an economic offset to changes in the fair value of the underlying hedged item(s).

     Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. For hedges of interest rate risk, the fair value adjustments are recorded as adjustments to interest expense in the Company's consolidated Statement of Earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded in the Accumulated gains and losses not affecting retained earnings section of stockholder's equity. When earnings are affected by the variability of the underlying cash flow, the applicable amount deferred in stockholder's equity is released to earnings and reported in interest expense.

     When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the derivative instrument are marked-to-market with changes in value included in earnings each period until the instrument matures.

     Derivatives that are not designated as hedges, as well as the portion of a derivative excluded from the effectiveness assessment (the time value component of option contracts) and changes in the value of derivatives which do not offset the underlying hedged item throughout the designated hedge period (collectively, "ineffectiveness"), are recorded in earnings each period and generally reported in selling, general and administrative expense.

     The weighted average remaining maturity of the Company's interest rate swaps is approximately 2 years.

     Other Derivatives:

     The Company holds warrants in connection with transactions with certain customers which, although not designated as hedging instruments are deemed derivatives since they contain net share settlement clauses. During the quarter, the Company recorded the change in the fair value of these warrants to current earnings.

     The following table summarizes the fair value at March 31, 2001, as recognized on the balance sheet, of the Company's derivative and other risk management instruments, detailed by type:

     (Dollars in thousands)
                                     Asset        Liability        Net
                                    _________     _________      _________

     Fair Value Hedges               $ 7,017      $   (324)      $  6,693
     Cash Flow Hedges                  2,031        (1,187)           844
     Other                               226            -             226
                                    _________     _________      _________

     Total                           $ 9,274      $ (1,511)      $  7,763
                                    =========     =========      =========

     Accumulated Derivative Gains or Losses:

     The Company uses cash flow hedges as part of its debt risk management program. In connection with its cash flow hedges, the Company has deferred approximately $.6 million of net gains in Accumulated gains and losses not affecting retained earnings as of March 31, 2001, net of tax. Approximately $.8 million of deferred net losses, net of tax in Accumulated gains and losses not affecting retained earnings is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The following table summarizes activity in Accumulated gains or losses not affecting retained earnings section of stockholder's equity related to all derivatives classified as cash flow hedges held by the Company during the period January 1, 2001 (the date of the Company's adoption of SFAS 133) through March 31, 2001:

     (Dollars in thousands)
                                                             Debit/
                                                            (Credit)
                                                           __________

     Cumulative effect of adoption SFAS 133
       as of January 1, 2001, net of tax . . . . . . . . . $   (264)
     Gains reclassified into earnings from
       equity, net of tax. . . . . . . . . . . . . . . . .      162
     Changes in fair value of derivatives, net of tax. . .     (486)
                                                           _________
     Accumulated derivative gain included in gains or
       losses not affecting retained earnings, as of
        March 31, 2001 . . . . . . . . . . . . . . . . . . $   (588)
                                                           ==========

     As of March 31, 2001, there were no gains or losses or portions thereof that were either ineffective or where the underlying exposure did not occur; nor are there any anticipated in the normal course of business.

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

     (in thousands)

     For the Three Months Ended March 31:

                                Customer       Commercial
             2001               Financing      Financing       Total
     ______________________   _____________  ____________  ___________

     Finance and other income $     431,115  $     83,006  $   514,121
     Interest expense.......  $     127,864  $     27,723  $   155,587
     Earnings before income
       taxes................  $     141,600  $     33,578  $   175,178

            2000
     ______________________

     Finance and other income $     409,944  $     72,143  $   482,087
     Interest expense.......  $     118,952  $     22,791  $   141,743
     Earnings before income
       taxes................  $     126,345  $     26,386  $   152,731

     At March 31, 2001:

     Assets.................  $  11,560,853  $  2,986,267  $14,547,120

     At December 31, 2000:

     Assets.................  $  12,087,833  $  3,286,771  $15,374,604

     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts is as follows:

                                                  Three Months Ended
                                                        March 31,
                                                     2001     2000
     (in thousands)                               _________ _________
     Revenues:
     Total revenues for reportable segments.....  $ 514,121 $ 482,087
     Other revenues.............................      2,855    14,925
                                                  _________ _________
     Total consolidated revenues................  $ 516,976 $ 497,012
                                                  ========= =========
     Interest Expense:
     Total interest expense for reportable
      segments..................................  $ 155,587 $ 141,743
     Other interest expense.....................      5,191     8,135
                                                  _________ _________
     Total consolidated interest expense........  $ 160,778 $ 149,878
                                                  ========= =========
     Earnings Before Income Taxes:
     Total earnings before income taxes for
      reportable segments......................   $ 175,178 $ 152,731
     Other earnings before income taxes........      (3,769)    6,790
                                                  _________ _________
     Total consolidated earnings before income
      taxes....................................   $ 171,409 $ 159,521
                                                  ========= =========

                                           At             At
                                          March 31,    December 31,
                                           2001           2000
                                      _____________   ______________
     Assets:
     Total assets for reportable
       segments....................   $ 14,547,120    $ 15,374,604
     Other assets..................        814,773       1,423,134
                                      _____________   _____________
     Total consolidated assets.....   $ 15,361,893    $ 16,797,738
                                      =============   =============

     For the  three months ended  March 31, 2001,  and 2000, IBM  accounted for
     $115.6  million  and  $107.7   million,  respectively,  of  the  Company's
     consolidated revenues.

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

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     OVERVIEW

     Net earnings for the three months ended March 31, 2001, were $104.1 million, yielding an annualized return on average equity of 22.0 percent. Net earnings for the three months ended March 31, 2000, were $96.7 million, yielding an annualized return on average equity of 16.9 percent.

     FINANCING ORIGINATED

     For the three months ended March 31, 2001, the Company originated customer equipment financing for end users of $1,497.4 million, a 48 percent increase from $1,014.4 million for the same period of 2000.

     The increase in customer equipment financing originated is related to an increase in demand for IBM's advanced information processing products.

     For the three months ended March 31, 2001, customer financing originations for end users included purchases of $926.3 million of IBM information processing products, consisting of $605.9 million for capital leases and $320.4 million for operating leases. In addition, customer financing originations for end users also included the following: (1) financing for IBM software and services of $253.1 million; (2) financing of $247.8 million for remarketed IBM equipment, as well as related non-IBM equipment, software and services to meet IBM customers' total solution requirements; (3) installment and lease financing for state and local government customers of $30.4 million for the account of IBM; and (4) financing originated for installment receivables of $39.8 million.

     The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of advanced information processing products with terms generally from two to three years.

     For the three months ended March 31, 2001, originations of working capital financing of inventory for dealers and remarketers of information industry products increased by 5 percent to $2,980.5 million, from $2,829.9 million for the same period of 2000.

     The increase in working capital financing originations of inventory reflects volume increases in IBM's workstation products for remarketers financed by the Company during the three months ended March 31, 2001.

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

     Remarketing activities comprise income from follow-on capital and operating leases, extensions of existing leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended March 31, 2001, the remarketing activities contributed $92.0 million to pretax earnings, an increase of 45 percent compared with $63.6 million for the same period of 2000.

     At March 31, 2001, the investment in remarketed equipment on capital and operating leases totaled $292.1 million, compared with the 2000 year-end investment of $312.7 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets decreased to $15.4 billion at March 31, 2001, compared with $16.8 billion at December 31, 2000. This decrease is primarily due to a decline in working capital financing receivables related to the traditional seasonality of IBM's business and a decrease in cash.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $10,867.1 million of debt at March 31, 2001, a decrease of $554.5 million, from $11,421.6 million at December 31, 2000. This decrease was the result of decreases in short-term debt-IBM of $1,249.1 million, long-term debt of $323.2 and other short-term debt of $6.3 million, offset by increases in commercial paper outstanding of $949.0 million and long-term debt-IBM of $75.1 million. Long-term debt-IBM of $2,325.1 million at March 31, 2001, is payable at market terms and conditions and had maturity dates ranging from May 13, 2002, to December 22, 2004. Interest expense of $79.1 million and $37.6 million was incurred on loans from IBM and affiliates during the three months ended March 31, 2001, and 2000, respectively.

     At March 31, 2001, the Company had available $9.9 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company may issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme(EMTN)in an aggregate nominal amount of up to _4.0 billion, or its equivalent in any other currency. At March 31, 2001, there was _2.7 billion available for the issuance of debt securities under this program. The Company may issue debt securities during the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company and IBM have signed master loan agreements providing additional funding flexibility to each other. These agreements allow for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. At March 31, 2001, and December 31, 2000, the Company had $556.4 million and $1.186.6 million, respectively, of borrowings outstanding under this agreement.

     The Company and IBM have also signed an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At March 31, 2001, and December 31, 2000, the Company had $4,337.9 million and $4,891.7 million, respectively, of borrowings outstanding under this agreement.

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

     Amounts  due to  IBM and  affiliates include  trade payables  arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, and software license and service fees. Also included in amounts due to IBM and affiliates are amounts due for services received from IBM under the intercompany operating agreement, as well as income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $603.3 million to $1,271.0 million at March 31, 2001, from $1,874.3 million at December 31, 2000. This decrease was primarily attributable to a decrease in the amount payable for capital equipment purchases and working capital financing receivables due to the traditional seasonality of IBM's volumes.

     At March 31, 2001, and December 31, 2000, the Company's debt to equity ratio was 6.1:1.

     TOTAL CASH PROVIDED BEFORE DIVIDENDS

     Total cash used before dividends was $297.2 million for the first three months of 2001, compared with $114.5 million for the same period of 2000. For the first three months of 2001, total cash used before dividends reflects $440.4 million of cash used by investing and financing activities before dividends, offset by $143.2 million of cash provided by operating activities. For the first three months of 2000, total cash used before dividends reflects $524.3 million of cash used by operating activities, offset by $409.8 million of cash provided by investing and financing activities before dividends. Cash and cash equivalents at March 31, 2001, totaled $454.3 million, an decrease of $497.2 million, compared with the balance at December 31, 2000.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases increased 13 percent to $245.2 million for the quarter ended March 31, 2001, from $217.8 million for the same period in 2000. This increase is primarily due to improved average lease yields. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions increased 14 percent to $74.9 million, compared with $65.9 million for the same 2000 period.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $1,005.8 million residual value portfolio at March 31, 2001, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company did not recognize a write-down of residual values during the first quarter of 2001. The Company recorded a write-down of residual values of $3.8 million during the first quarter of 2000.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing remained relatively flat at $67.9 million for the three months ended March 31, 2001, compared with $68.3 million for the same period of 2000.

     INCOME FROM LOANS

     Income from loans increased 27 percent to $87.3 million for the first quarter of 2001, compared with $68.6 million for the first quarter of 2000. This increase was primarily due to income from term participation loans. Income from term participation loans amounted to $15.1 million and $3.8 million for the three months ended March 31, 2001, and 2000, respectively. Additionally, higher yields and increased volumes contributed to the overall increase in income from loans.

     EQUIPMENT SALES

     Equipment sales amounted to $113.7 million for the first quarter of 2001, compared with $120.5 million for the same period of 2000.

     Gross profit on equipment sales for the first quarter of 2001 was $19.5 million compared with $3.5 million for the first quarter of 2000. The gross profit margin for the first quarter of 2001 increased to 17.2 percent, compared with 2.9 percent for the same 2000 period.

     The mix of products available for sale and changing market conditions for certain used equipment during the first three months of 2001 contributed to the changes in sales, gross profit and gross profit margins, compared with the same period of 2000.

     OTHER INCOME

     Other income decreased to $2.8 million for the first quarter of 2001, compared with $21.9 million for the same period of 2000. This decrease is primarily attributable to a decline in the fees for the servicing of IBM's federal, state and local lease and loan portfolio and interest income on cash.

     INTEREST EXPENSE

     Interest expense increased 7 percent to $160.8 million for the first quarter of 2001, compared with $149.9 million for the same 2000 period. This increase is primarily due to higher interest rates. The Company's year-to-date average cost of debt for the first three months of 2001 increased to 6.1 percent from 5.8 percent for the same period in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $69.8 million for the first quarter of 2001, an increase of 7 percent compared with $65.4 million for the same period in 2000. This increase is primarily attributable to an increase in spending during the first quarter of 2001, as compared to the same period of 2000.

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

     The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, while continuously declining, remains significant. At March 31, 2001, and December 31, 2000, approximately 34 percent and 37 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 2000 or in the first three months of 2001.

     The overall provision for receivable losses increased to $20.8 million for the first three months of 2001, compared with $5.2 million for the same period in 2000. The increase in the provision for receivable losses is primarily attributable to the recording of additional reserves for certain specific accounts.

     INCOME TAXES

     The provision for income taxes increased 9 percent to $68.2 million for the quarter ended March 31, 2001, compared with $62.8 million for the same period in 2000. This increase is due to the increase in pretax earnings for the first three months of 2001, compared with the same periods of 2000.

     RETURN ON AVERAGE EQUITY

     The results for the first three months of 2001 yielded an annualized return on average equity of 22.0 percent, compared with 16.9 percent for the same period of 2000. This increase in the return on average equity is primarily attributable to the decrease in stockholder's equity since the first quarter of 2000 due to dividends the Company has paid.

     CLOSING DISCUSSION

     The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contributes to the growth and stability of IBM earnings.

     FORWARD LOOKING STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Quarterly Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination and subsequent recoverabiltiy of recorded residual values; currency fluctuations on the associated debt and liabilities; change in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the SEC.

                             Part II - Other Information

     Item 1.  Legal Proceedings

     None material.


     Item 6(b).  Reports on Form 8-K

     A Form 8-K dated January 17, 2001, was filed with respect to the Company's financial results for the fiscal year ended December 31, 2000.

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

                                          IBM CREDIT CORPORATION
                                        _______________________________
                                             (Registrant)

     Date: May 14, 2001                 By:  /s/ Paula L. Summa
                                        (Paula L. Summa)
                                        Vice President, Finance
                                        and Chief Financial Officer