Form 10-Q
period 2001-06-30
IBM CREDIT CORP
filed 2001-08-14
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2001

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

     As of July 31, 2001, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at July 31, 2001: NONE.

     The registrant  meets the  conditions set forth  in General  Instruction H
     (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                        INDEX


     Part I - Financial Information:


                                                                        Page
                                                                       _____

        Item 1.   Financial Statements:


          Consolidated Statement of Financial Position
            at June 30, 2001 and December 31, 2000 . . . . . . . . . . . 1

          Consolidated Statement of Earnings for the three and six
            months ended June 30, 2001 and 2000. . . . . . . . . . . . . 2

          Consolidated Statement of Comprehensive Income for three
             and six months ended June 30, 2001 and 2000 . . . . . . . . 3

          Consolidated Statement of Cash Flows for the six months
            ended June 30, 2001 and 2000. . . . . . . . . . . . . . . .  4

          Notes to Consolidated Financial Statements . . .  .  . . . . . 6


        Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations . . .  . . .11

     Part II - Other Information. . . . . . . . . . .  . . . . . . . . . 19

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                     (unaudited)

     (Dollars in thousands)
                                               At             At
                                            June 30,     December 31,
                                              2001           2000
                                          _____________   ____________
     ASSETS:

       Cash and cash equivalents. . . . .  $   555,774    $   951,490
       Investment in capital leases, net.    5,647,894      5,580,313
       Equipment on operating leases, net    2,300,123      2,537,665
       Loans receivable, net. . . . . . .    4,067,880      4,207,276
       Working capital financing
         receivables, net . . . . . . . .    2,185,685      2,791,671
       Factored IBM receivables, net. . .      376,733            -
       Other assets . . . . . . . . . . .      565,715        729,323
                                            __________    ___________

     Total Assets                          $15,699,804    $16,797,738
                                           ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . .  $ 2,707,526    $ 4,065,842
       Short-term debt-IBM. . . . . . . .    4,544,324      3,828,345
       Due to IBM and affiliates. . . . .    1,697,531      1,874,250
       Interest and other accruals. . . .      449,041        623,152
       Deferred income taxes. . . . . . .    1,010,756        990,075
       Long-term debt . . . . . . . . . .      738,903      1,277,383
       Long-term debt-IBM . . . . . . . .    2,875,100      2,250,000
                                           ___________    ___________
          Total liabilities . . . . . . .   14,023,181     14,909,047
                                           ___________    ___________
       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2001 and 2000  . . . .      457,411        457,411
       Accumulated gains and losses not
          affecting retained earnings . .       (1,609)          -
       Retained earnings. . . . . . . . .    1,220,821      1,431,280
                                           ___________    ___________
          Total stockholder's equity. . .    1,676,623      1,888,691
                                           ___________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . .  $15,699,804    $16,797,738
                                           ===========    ===========

     The accompanying notes are an integral part of this statement.

                                         -1-




                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)
     (Dollars in thousands)
                                        Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                          2001     2000       2001      2000
                                        ________ ________  ________  ________
     FINANCE AND OTHER INCOME:
       Income from leases:
          Capital leases . . . . . . .  $124,274 $102,197  $235,353  $197,152
          Operating leases, net of
           depreciation. . . . . . . .   115,441  118,981   249,581   241,786
                                        ________ ________  ________  ________
                                         239,715  221,178   484,934   438,938
       Income from working capital
        financing. . . . . . . . . . .    51,349   59,405   119,282   127,701
       Income from loans . . . . . . .    82,037   73,718   169,302   142,310
       Equipment sales . . . . . . . .   153,542  149,941   267,292   270,422
       Income from factored IBM
        receivables. . . . . . . . . .     2,863      -       2,863       -
       Other income (loss) . . . . . .    (5,757)  13,883    (2,948)   35,766
                                        ________ ________ _________ _________
        Total finance and other income   523,749  518,125 1,040,725 1,015,137
                                        ________ ________ _________ _________
     COST AND EXPENSES:
       Interest. . . . . . . . . . . . . 135,682  140,758   296,460   290,636
       Cost of equipment sales . . . . . 120,175  129,270   214,379   246,242
       Selling, general, and
        administrative . . . . . . . . .  65,201   69,265   133,565   134,676
       Provision for receivable losses .  33,056    3,628    53,845     8,858
                                        ________ ________ _________ _________
        Total cost and expenses. . . . . 354,114  342,921   698,249   680,412
                                        ________ ________ _________ _________
     EARNINGS BEFORE INCOME TAXES. . . . 169,635  175,204   342,476   334,725

     Provision for income taxes. . . . .  66,166   69,050   134,935   131,883
                                        ________ ________ _________ _________

     NET EARNINGS . . . . . . . . . . . $103,469  106,154   207,541   202,842
                                        ======== ======== ========= =========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                     (Unaudited)
     (Dollars in thousands)
                                        Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                          2001     2000       2001      2000
                                        ________ ________  ________  ________

     Net earnings . . . . . . . . . . . $103,469 $106,154  $207,541  $202,842

     Other comprehensive income, net of tax:
       Deferred losses from cash flow
         hedges, net of tax . . . . . .   (2,243)     -      (1,655)        -
       Unrealized gains on marketable
        securities, net of tax. . . . .       46     -           46       -
                                        ________ ________ _________ _________
     Other comprehensive income. . . . .  (2,197)     -      (1,609)       -
                                        ________ ________ _________ _________
     Comprehensive income. . . . . . . .$101,272 $106,154  $205,932  $202,842
                                        ======== ======== ========= =========

     The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Dollars in thousands)
                                                     Six Months Ended
                                                          June 30,
                                                       2001       2000
                                                  ___________  ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . . . . . .  $   207,541  $   202,842
        Adjustments to reconcile net earnings to
         cash provided by operating activities:
        Depreciation and amortization. . . . . .      801,451      977,519
        Provision for receivable losses. . . . .       53,845        8,858
        Increase in deferred income taxes. . . .       20,681       19,173
        Decrease in interest and other accruals.     (177,508)     (85,770)
        Proceeds on sale of equipment, net of
          gross profit . . . . . . . . . . . . .      235,894      223,482
        Decrease in amounts due IBM and
          affiliates . . . . . . . . . . . . . .     (176,719)    (707,792)
        Decrease in miscellaneous receivables. .       70,366       45,314
        Decrease in deferred assets. . . . . . .       89,793          637
        Other, net . . . . . . . . . . . . . . .       29,901      (23,191)
                                                  ___________  ___________
     Cash provided by operating activities . . .    1,155,245      661,072
                                                  ___________  ___________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . . . . . .   (1,625,155)  (1,179,584)
        Collections of capital leases, net of
         income earned . . . . . . . . . . . . .    1,261,824    1,146,049
        Investment in equipment on operating
         leases. . . . . . . . . . . . . . . . .     (610,466)    (532,200)
        Investment in loans receivable . . . . .     (907,796)    (979,028)
        Collections of loans receivable, net
         of interest earned. . . . . . . . . . .    1,045,192      825,180
        Collections of working capital financing
         receivables, net. . .                        580,196      533,791
        Purchase of factored IBM receivables . .   (1,045,909)         -
        Collections of IBM factored receivables,
          net of income earned . . . . . . . . .      668,604          -
        Other, net . . . . . . . . . . . . . . .       57,827       14,117
                                                   ___________  ___________
     Cash used in investing activities . . . . .     (575,683)    (171,675)
                                                   ___________  ___________

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Continued)
                                                       Six Months Ended
                                                            June 30,
                                                       2001         2000
                                                   ___________  ___________
     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of long-term
         debt . . . . . . . . . . . . . . . . . .    1,200,100      925,000
        Repayment of debt with original
         maturities of one year or more . . . . .   (2,218,798)    (481,000)
        Issuance (repayment) of debt with original
         maturities within one year, net. . . . .      461,420     (490,713)
        Cash dividends paid to IBM. . . . . . . .     (418,000)    (350,000)
                                                   ___________  ___________
     Cash used in financing activities. . . . . .     (975,278)    (396,713)
                                                   ___________  ___________
     Change in cash and cash equivalents. . . . .     (395,716)      92,684

     Cash and cash equivalents, January 1 . . . .      951,490      600,111
                                                   ___________  ___________
     Cash and cash equivalents, June 30. . . . .   $   555,774   $  692,795
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

     ACCOUNTING CHANGES:

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, _Accounting for Derivative Instruments and
     Hedging Activities_, as amended by SFAS No. 138, _Accounting for Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133_. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments affect either stockholder's equity or net earnings depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     RELATED COMPANY TRANSACTIONS:

     The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $382.1 million and $267.6 million of such financings during the six months ended June 30, 2001, and 2000, respectively. At June 30, 2001, and December 31, 2000, $1,257.8 million and $1,324.0 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was $102.9 million and $107.1 million for the first six months of 2001, and 2000, respectively.

     The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide an interest-free financing period to its remarketers. Included in income from working capital financing is $42.2 million and $40.9 million of fee income earned from IBM for the six months ended June 30, 2001, and 2000, respectively.

     The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the six months ended June 30, 2001, and 2000, the Company's sales of equipment to IBM amounted to $88.1 million and $64.6 million, respectively.

     In May 2001, the Company began factoring certain IBM receivables by purchasing selected factoring assets from IBM International Holdings Finance Company, Ltd. (IIHFC), at cost which approximated fair market value. The initial purchase amounted to $525.0 million. The Company acquired additional receivables having a nominal value of $522.6 million for $518.4 million.

     The Company has a master loan agreement with IBM. This agreement allows for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. At June 30, 2001, and December 31, 2000, the Company had $2,781.4 million and $1,186.6 million, respectively, of borrowings outstanding under this agreement.

     The Company and IBM have an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At June 30, 2001, and December 31, 2000, the Company had $4,638.0 million and $4,891.7 million, respectively, of borrowings outstanding under this agreement. Long-term debt-IBM of $2,875.1 million at June 30, 2001, is payable at market terms and conditions and has maturity dates ranging from August 30, 2002, to December 22, 2004.

     Interest expense of $151.4 million and $84.9 million was incurred on loans from IBM and affiliates during the six months ended June 30, 2001, and 2000, respectively.

     Pursuant to an operating agreement, the Company is charged by IBM for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $45.0 million and $53.4 million for the six months ended June 30, 2001, and 2000, respectively, and are included in selling, general and administrative expenses.

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

     (in thousands)

     For the three months ended June 30:

                                Customer       Commercial
             2001               Financing      Financing       Total
     ______________________   _____________  ____________  ___________

     Finance and other income $     461,070  $     64,841  $   525,911
     Interest expense.......  $     112,386  $     20,581  $   132,967
     Earnings before income
       taxes................  $     149,149  $     24,521  $   173,670

            2000
     ______________________

     Finance and other income $     444,305  $     64,624  $   508,929
     Interest expense.......  $     116,946  $     20,157  $   137,103
     Earnings before income
       taxes................  $     133,459  $     36,203  $   169,662

     For the six months Ended June 30:
                                Customer       Commercial
             2001               Financing      Financing       Total
     ______________________   _____________  ____________  ___________

     Finance and other income $     892,185  $    147,847  $ 1,040,032
     Interest expense.......  $     240,250  $     48,304  $   288,554
     Earnings before income
       taxes................  $     290,749  $     58,099  $   348,848

            2000
     ______________________

     Finance and other income $     854,249  $    136,767  $   991,016
     Interest expense.......  $     235,898  $     42,948  $   278,846
     Earnings before income
       taxes................  $     259,804  $     62,589  $   322,393

     At June 30, 2001:

     Assets.................  $  11,598,946  $  2,893,185  $14,492,131

     At December 31, 2000:

     Assets.................  $  12,087,833  $  3,286,771  $15,374,604

     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts is as follows:

                                    Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     2001      2000        2001      2000
                                   _________ _________ __________ __________
     (in thousands)
     Finance and Other Income:
     Total finance and other income
      for reportable segments..... $ 525,911 $ 508,929 $1,040,032 $  991,016
     Other finance and other
      income (loss)...............    (2,162)    9,196        693     24,121
                                   _________ _________ __________ __________
     Total consolidated finance
      and other income ........... $ 523,749 $ 518,125 $1,040,725 $1,015,137
                                   ========= ========= ========== ==========
     Interest Expense:
     Total interest expense for
      reportable segments......... $ 132,967 $ 137,103 $  288,554 $  278,846
     Other interest expense.......     2,715     3,655      7,906     11,790
                                   _________  ________  _________ __________
     Total consolidated  interest
      expense..................... $ 135,682 $ 140,758 $  296,460 $  290,636
                                   ========= ========= ========== ==========

                                    Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     2001      2000        2001      2000
                                   _________ _________ __________ __________
     (in thousands)
     Earnings Before Income Taxes:
     Total earnings before income
      taxes for reportable segments$ 173,670 $ 169,662 $  348,848 $  322,393
     Other earnings (loss) before
      income taxes................    (4,035)    5,542     (6,372)    12,332
                                   _________ _________ __________ __________
     Total consolidated earnings
      before income taxes......... $ 169,635 $ 175,204 $  342,476 $  334,725
                                   ========= ========= ========== ==========

                                           At             At
                                          June 30,    December 31,
                                           2001           2000
                                      _____________   ______________
     Assets:
     Total assets for reportable
       segments....................   $ 14,492,131    $ 15,374,604
     Other assets..................      1,207,673       1,423,134
                                      _____________   _____________
     Total consolidated assets.....   $ 15,699,804    $ 16,797,738
                                      =============   =============

     For the three months ended June 30, 2001, and 2000, IBM accounted for $123.5 million and $121.1 million, respectively, of the Company's consolidated revenues. For the six months ended June 30, 2001, and 2000, IBM accounted for $239.1 million and $228.8 million, respectively, of the Company's consolidated revenues.

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

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     OVERVIEW

     Net earnings for the three months ended June 30, 2001, were $103.5 million. Net earnings for the six months ended June 20, 2001, were $207.5 million, yielding an annualized return on average equity of 22.4 percent. Net earnings for the three and six months ended June 30, 2000, were $106.2 million and $202.8 million, respectively. The annualized return on average equity for the six months ended June 30, 2000, was 17.7 percent.

     FINANCING ORIGINATED

     For the three months ended June 30, 2001, the Company originated customer equipment financing for end users of $1,741.3 million, a 5 percent increase from $1,664.2 million for the same period of 2000. For the six months ended June 30, 2001, the Company originated customer equipment financing for end users of $3,238.7 million, a 21 percent increase from $2,678.6 million for the same period of 2000.

     The increase in customer equipment financing originated is related to an increase in demand for IBM's advanced information processing products.

     For the six months ended June 30, 2001, customer financing originations for end users included purchases of $1,915.5 million of IBM information processing products, consisting of $1,359.3 million for capital leases and $556.2 million for operating leases. In addition, customer financing originations for end users also included the following: (1) financing for IBM software and services of $667.8 million; (2) financing of $507.5 million for remarketed IBM equipment, as well as related non-IBM equipment, software and services to meet IBM customers' total solution requirements; (3) installment and lease financing for state and local government customers of $76.9 million for the account of IBM; and (4) financing originated for installment receivables of $71.0 million.

     The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of advanced information processing products with terms generally from two to three years.

     For the three months ended June 30, 2001, originations of working capital financing of inventory for dealers and remarketers of information industry products decreased by 19 percent to $2,670.4 million, from $3,300.2 million for the same period of 2000. For the six months ended June 30, 2001, originations of working capital financing of inventory for dealers and remarketers of information industry products decreased by 8 percent to $5,650.9 million, from $6,130.1 million for the same period of 2000.

     The decrease in working capital financing originations of inventory reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company during the first half of 2001. Additionally, the trend toward lower IBM sales through remarketers contributed to the decrease in working capital financing originations during the first half of 2001.

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

     Remarketing activities comprise income from follow-on capital and operating leases, extensions of existing leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the three months ended June 30, 2001, remarketing activities contributed $106.8 million to pretax earnings, an increase of 45 percent compared with $73.6 million for the same period of 2000. For the six months ended June 30, 2001, remarketing activities contributed $198.8 million to pretax earnings, an increase of 40 percent compared with $142.5 million for the same period of 2000. These increases are primarily attributable to an increase in optional extension income and an increase in gross profit on equipment sales.

     At June 30, 2001, the investment in remarketed equipment on capital and operating leases totaled $275.1 million, compared with the 2000 year-end investment of $312.7 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets decreased to $15.7 billion at June 30, 2001, compared with $16.8 billion at December 31, 2000. This decrease is primarily due to the traditional seasonality of IBM's business.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $10,865.9 million of debt at June 30, 2001, a decrease of $555.7 million, from $11,421.6 million at December 31, 2000. This decrease was the result of decreases in commercial paper outstanding of $1,225.8 million, short-term debt of $132.5 million and long-term debt of $538.5, offset by increases in short-term debt-IBM of $716.0 million and long-term debt-IBM of $625.1 million.

     At June 30, 2001, the Company had available $9.85 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company may issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme in an aggregate nominal amount of up to _4.0 billion, or its equivalent in any other currency. At June 30, 2001, there was _2.1 billion available for the issuance of debt securities under this program. The Company may issue debt securities during the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower of up to $3.0 billion under a $10.0 billion IBM committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company has master loan agreements with IBM, for both short-term and long-term funding. At June 30, 2001, and December 31, 2000, the Company had $7,419.4 million and $6,078.3 million, respectively, of borrowings outstanding under these agreements. Refer to Related Company Transactions on page 6 in the Notes to the Consolidated Financial Statements for additional details.

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

     Amounts due to IBM and affiliates decreased by approximately $176.8 million to $1,697.5 million at June 30, 2001, from $1,874.3 million at December 31, 2000. This decrease was primarily attributable to a decrease in the amount payable for capital equipment purchases and working capital financing receivables due to the traditional seasonality of IBM's volumes.

     At June 30, 2001, the Company's debt to equity ratio was 6.5:1, compared with 6.1:1 at December 31, 2001.

     TOTAL CASH PROVIDED BEFORE DIVIDENDS

     Total cash provided before dividends was $22.3 million for the first six months of 2001, compared with $442.7 million for the same period of 2000. For the first six months of 2001, total cash provided before dividends reflects $1,155.2 million of cash provided by operating activities, offset by $1,132.9 million of cash used by investing and financing activities before dividends. For the first six months of 2000, total cash provided before dividends reflects $661.1 million of cash provided by operating activities, offset by $218.4 million of cash used in investing and financing activities before dividends. Cash and cash equivalents at June 30, 2001, totaled $555.8 million, a decrease of $395.7 million, compared with the balance at December 31, 2000.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases increased 8 percent to $239.7 million for the quarter ended June 30, 2001, from $221.2 million for the same period in 2000. For the six months ended June 30, 2001, income from leases increased 10 percent to $484.9 million, compared with $438.9 million for the same period of 2000. These increases are primarily due to improved average lease yields and an increase in originations. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions increased 47 percent to $73.8 million for the three months ended June 30, 2001, compared with $50.2 million for the same 2000 period. For the six months ended June 30, 2001, lease income from remarketing transactions increased 28 percent to $148.7 million, compared with $116.1 million for the first half of 2000. These increases are primarily attributable to an increase in optional extension income.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $1,002.1 million residual value portfolio at June 30, 2001, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value.

     The Company will record write-downs to recognize decreases in the expected future residual values of its leased equipment. The Company did not record such a write-down during the first half of 2001. The Company did record a write-down of residual values of $3.5 million during the second quarter of 2000, for a total of $7.3 million for the first half of 2000.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing decreased 14 percent to $51.3 million for the three months ended June 30, 2001, compared with $59.4 million for the same period of 2000. For the six months ended June 30, 2001, income from working capital financing decreased 7 percent to $119.3 million, compared with $127.7 million for the same period of 2000. These decreases were primarily due to decreases in interest income on dealer financing, which was partially offset by additional income from revolving participation loans. Income from revolving participation loans increased to $20.3 million for the first half of 2001, compared with $17.3 million for the same period of 2000.

     INCOME FROM LOANS

     Income from loans increased 11 percent to $82.0 million for the second quarter of 2001, compared with $73.7 million for the second quarter of 2000. For the first half of 2001, income from loans increased 19 percent to $169.3 million, compared with $142.3 million for the same 2000 period. This increase was primarily due to income from term participation loans. Income from term participation loans amounted to $28.6 million and $9.1 million for the six months ended June 30, 2001, and 2000, respectively. Additionally, higher yields contributed to the overall increase in income from loans.

     EQUIPMENT SALES

     Equipment sales amounted to $153.5 million for the second quarter of 2001, compared with $149.9 million for the same period of 2000; for the first six months of 2001, equipment sales amounted to $267.3 million, compared with $270.4 million for the same 2000 period.

     Gross profit on equipment sales for the second quarter of 2001 was $33.4 million compared with $20.7 million for the second quarter of 2000. For the first half of 2001, gross profit from equipment sales increased to $52.9 million compared with $24.2 million for the same period of 2000. The gross profit margin for the second quarter of 2001 increased to 21.7 percent, compared with 13.8 percent for the same 2000 period. For the first half of 2001, the gross profit margin increased to 19.8 percent, compared with 8.9 percent for the first half of 2000.

     The mix of products available for sale and changing market conditions for certain used equipment during the first six months of 2001 contributed to the changes in sales, gross profit and gross profit margins, compared with the same period of 2000.

     INCOME FROM FACTORED IBM RECEIVABLES

     Income from factored IBM receivables was $2.9 million for both the three- and six-month periods ended June 30, 2001. There was no factoring income in 2000. In May, 2001, the Company began factoring selected IBM receivables. See Related Company Transactions in the Notes to the Consolidated Financial Statements on page 6 for additional details.

     OTHER INCOME (LOSS)

     Other income (loss) decreased to $(5.8) million for the second quarter of 2001, compared with $13.9 million for the same period of 2000. For the first half of 2001, other income (loss) decreased to $(2.9) million, compared with $35.8 million for the first half of 2000. This decrease is primarily attributable to losses incurred on one of the Company's investments and a decrease in the fees for the servicing of IBM's federal, state and local lease portfolio.

     INTEREST EXPENSE

     Interest expense decreased 4 percent to $135.7 million for the second quarter of 2001, compared with $140.8 million for the same 2000 period. For the first half of 2001, interest expense increased 2 percent to $296.5 million from $290.6 million for the same 2000 period. The Company's year-to-date average cost of debt for the first six months of 2001 remained flat at 5.7 percent for the six months ended June 30, 2001, and 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $65.2 million for the second quarter of 2001, a decrease of 6 percent compared with $69.3 million for the same period in 2000. For the first half of 2001, selling, general and administrative expenses amounted to $133.6 million, compared with $134.7 million for the first six months of 2000. These declines are due to a decease in the amount charged by IBM for shared expenses during the first half of 2001, compared with the same period of 2000. Refer to Related Company Transactions in the Notes to the Consolidated Financial Statements on page 6 for additional details.

     PROVISION FOR RECEIVABLE LOSSES

     The majority of the Company's portfolio of capital equipment leases and loans is with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed. The Company provides for receivable losses based upon its extensive history in the customer financing business and taking into account currently available information about customer credit quality and performance. The portfolio is diversified by region, industry and individual unaffiliated customer.

     The Company provides for working capital financing receivable losses on the basis of actual collection experience and estimated collectibility of the related financing receivables. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, while continuously declining, remains significant. At June 30, 2001, and December 31, 2000, approximately 35 percent and 37 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. The Company's working capital financing business is predominantly with non-investment grade customers.

     Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. The Company did not experience material losses in 2000 or in the first six months of 2001.

     The overall provision for receivable losses increased to $33.1 million for the second quarter of 2001, compared with $3.6 million for the same period in 2000. For the first half of 2001, the provision for receivable losses increased to $53.8 million, compared with $8.9 million for the same 2000 period. The increase in the provision for receivable losses is primarily attributable to the recording of additional reserves for certain specific accounts due to general economic conditions.


     INCOME TAXES

     The provision for income taxes decreased 4 percent to $66.2 million for the quarter ended June 30, 2001, compared with $69.1 million for the same period in 2000. For the six months ended June 30, 2001, the provision for income taxes increased to $134.9 million, compared with $131.9 million for the same 2000 period. Theset variances are due to the fluctuations in pretax earnings for three- and six-month periods ending June 30, 2001, compared with the same periods of 2000.

     RETURN ON AVERAGE EQUITY

     The results for the first six months of 2001 yielded an annualized return on average equity of 22.4 percent, compared with 17.7 percent for the same period of 2000. This increase in the return on average equity is primarily attributable to the decrease in stockholder's equity since the first half of 2000 due to dividends the Company has paid.

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

                             Part II - Other Information

     Item 1.  Legal Proceedings

     None material.


     Item 6(b).  Reports on Form 8-K

     A Form 8-K dated April 18, 2001, was filed with respect to the Company's financial results for the period ended March 31, 2001.

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

                                          IBM CREDIT CORPORATION
                                        _______________________________
                                             (Registrant)

     Date: August 13, 2001              By:  /s/ Paula L. Summa
                                        (Paula L. Summa)
                                        Vice President, Finance
                                        and Chief Financial Officer