Form 10-K
period 2001-12-31
IBM CREDIT CORP
filed 2002-03-27
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2001

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


             Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange
               Title of each class                  on which registered
          ____________________________            ________________________
                     NONE                                   NONE


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

     As of February 28, 2002, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2002: NONE.

     The registrant meets the conditions set forth in General Instruction I
     (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                  TABLE OF CONTENTS
                                _____________________

     PART I                                                    Page


     Item 1.   Business                                               3

     Item 2.   Properties                                             3

     Item 3.   Legal Proceedings                                      3

     Item 4.   Submission of Matters to a Vote of Security Holders    3


     PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                    3

     Item 6.   Selected Financial Data                                4

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    5

     Item 7A.  Qualitative and Quantitative Disclosure about
               Market Risk                                            13

     Item 8.   Financial Statements and Supplementary Data            15

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    45


     PART III

     Item 10.  Directors and Executive Officers of the Registrant     45

     Item 11.  Executive Compensation                                 45

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                            45

     Item 13.  Certain Relationships and Related Transactions         45


     PART IV

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                     45

                                       PART I

     ITEM 1.  BUSINESS:

          The principal business of IBM Credit Corporation (the Company) is the financing of IBM products and services. All of the outstanding capital stock of the Company is owned by International Business Machines Corporation (IBM), a New York corporation. The Company finances the purchase and lease of IBM and non-IBM products and related products and services by customers of IBM in the United States and finances inventory and accounts receivable for U.S. dealers and remarketers of IBM and non-IBM products.

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

     ITEM 2.  PROPERTIES:

          The Company's principal executive offices are located at an IBM owned facility in Armonk, New York. The executive offices comprise approximately 274,300 square feet of office space. The Company occupies this space under an arrangement with IBM.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            Omitted pursuant to General Instruction I.


                              PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS:

          All shares of the Company's capital stock are owned by IBM and, accordingly, there is no market for such stock. The Company paid IBM cash dividends of $793,000,000 and $772,000,000 during 2001 and 2000, respectively. Dividends are declared by the Board of Directors of the Company.

     ITEM 6. SELECTED FINANCIAL DATA:

     The following selected financial data should be read in conjunction with the consolidated financial statements of IBM Credit Corporation and the related notes to the consolidated financial statements included in this document.
      (Dollars in thousands)
                   2001        2000        1999          1998          1997
                  __________   __________   ___________  _________  ___________
     For the year:
     Finance and
      other income$ 2,072,523   $ 2,169,511 $ 1,919,833  $ 1,816,498 $ 1,630,895
     Gross profit
     on equipment
       Sales. . .     122,019        77,932     51,216        63,441      60,574
     Interest
      expense . .     507,171       619,995     569,545      611,206     538,560
     Net earnings     445,273       428,357     429,620      308,765     283,893
     Dividends. .     793,000       772,000      75,000      100,000      50,000

     Financing originated:
     Products purchased
      from IBM for
      leases . .    3,315,200     3,228,900   3,523,200    3,875,400   3,998,100
     Financing for
      software and
      Services . .  1,715,700     1,874,500   1,675,400    1,563,000   1,182,900
     Installment
      receivables and
      leases for the
      account of IBM  479,000       180,300     406,000      429,400     411,000
     Other installment
     receivables. .   192,500       154,800     364,300      350,600     285,900
     Other financing  975,500     1,034,600     825,800      957,800   1,072,200
     Working capital
     financing. . .11,464,200    13,215,000  14,530,300   14,181,900  15,005,200

     Return on
     average assets      2.9%          2.8%        2.8%         2.0%        2.1%
     Return on average
      equity . . . .    25.0%         19.6%       21.4%        17.2%       18.6%

     At end of year:
     Total assets  15,309,537   $16,797,738 $16,344,705  $16,397,359 $16,572,116
     Investment in
      capital leases,
      Net. . . . . 5,253,317      5,580,313   5,337,200    5,265,941   4,931,292
     Equipment on
      Operating
      leases, net .2,136,954      2,537,665   3,386,686    3,619,585   3,583,641
     Loans
      receivable,
      net. . . . . 3,875,800      4,207,276     3,535,498   3,041,222  2,381,261
     Working capital
      financing
      receivables,

                                         -4-


      net . . . . .2,514,903      2,791,671      2,963,583   2,861,780 2,249,310
     Short-term
      debt. . . . .7,545,569      7,894,187      7,132,888   6,777,222 8,591,781
     Long-term debt2,922,433      3,527,383      3,671,139   3,973,839 2,476,488
     Stockholder's
      equity . . . 1,539,746      1,888,691      2,232,334   1,877,714 1,668,949

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS:

     OVERVIEW

     Net earnings for 2001 were $445.3 million, yielding a return on average equity of 25.0 percent, compared with 2000 net earnings of $428.4 million, yielding a return on average equity of 19.6 percent.

     FINANCING ORIGINATED

     For the year ended December 31, 2001, the Company originated customer equipment financing for end users of $6,677.9 million, a 3 percent increase from $6,473.1 million for 2000. The increase in customer equipment financing originated is related to the increase in the propensity for IBM's customers to finance their acquisitions with the Company.

     Customer financing originations for end users included purchases of $3,315.2 million of information handling systems from IBM, consisting of $2,562.3 million for capital leases and $752.9 million for operating leases. In addition, customer financing originations for end users included the following: (1) financing for IBM software and services of $1,715.7 million; (2) financings of $975.5 million, which includes IBM and non-IBM equipment and software and services to meet IBM customers' total solution requirements; (3) installment and lease financing of $479.0 million, managed by the Company for the account of IBM; and (4) financing originated for installment receivables for IBM information handling systems of $192.5 million.

     The Company's capital lease portfolio primarily includes direct financing
     leases.    Both  direct  financing  leases  and  operating  leases  consist principally of IBM advanced information processing products with terms generally from two to three years.

     For the year ended December 31, 2001, originations of working capital financing for dealers and remarketers of information industry products decreased by 13 percent to $11,464.2 million, from $13,215.0 million for 2000. The decline in working capital financing originations reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company throughout 2001. Additionally, the trend toward lower IBM sales through remarketers contributed to the decrease in working capital financing originations during 2001.

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

     Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales, net of write-downs in residual values of certain leased equipment. For the year ended December 31, 2001, the remarketing activities contributed $429.9 million to pretax earnings, an increase of 34 percent compared with $321.1 million for 2000, primarily due to an increase in gross profit on equipment sales and a decrease in writedowns on returns of leased equipment.

     At December 31, 2001, the investment in remarketed equipment on capital and operating leases totaled $269.5 million, compared with 2000 year-end investment of $312.7 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets decreased to $15,309.5 million at December 31, 2001, compared with $16,797.7 million at December 31, 2000. This decrease is primarily attributable to a decrease in the Company's lease, loan and working capital financing portfolios, offset by an increase in factored IBM receivables.

     Total financing assets serviced by the Company, at December 31, 2001, were $15,254.5 million, compared with $16,040.8 million at December 31, 2000. Total financing assets serviced include capital and operating leases ($7,390.3 million in 2001, $8,118.0 million in 2000), loans receivable ($3,875.8 million in 2001, $4,207.3 million in 2000), working capital financing receivables ($2,514.9 million in 2001, $2,791.7 million in 2000) and factored IBM receivables ($438.5 million in 2001, $0 in 2000). Also included in assets serviced by the Company are federal, state and local government installment and lease financing receivables of IBM ($679.1 million in 2001, $818.3 million in 2000) and leases to divisions of IBM ($355.9 million in 2001 and $105.5 million in 2000), which are not reflected on the Company's Consolidated Statement of Financial Position.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $10,468.0 million of debt at December 31, 2001. Total short-term and long-term debt decreased by approximately $953.6 million, from $11,421.6 million at December 31, 2000. This decrease was the result of decreases in commercial paper of $1,415.2 million, short-term debt of $318.3 million and long-term debt of $1,230.0 million, offset by an increase in short-term debt payable to IBM of $1,384.8 million and long-term debt payable to IBM of $625.1 million. Long-term debt, IBM at December 31, 2001, of $2,875.1 million was payable at market terms and conditions and had maturity dates ranging from March 19, 2003, to December 22, 2004.

     At December 31, 2001, the Company had available $9.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company intends to issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate amount of up to .8.0 billion, or its equivalent in any other currency. At December 31, 2001, there was .3.9 billion available for the issuance of debt securities under this program. The Company had no debt outstanding under this program as of December 31, 2001. The Company may issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower under IBM's $12.0 billion committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company and IBM have master loan agreements for both short-term and long-term funding. At December 31, 2001, and 2000, the Company had $8,088.3 million and $6,078.3 million, respectively, of borrowings outstanding under this agreement. Refer to Note 3, Relationship with IBM and Related Party Transactions in the Notes to the Consolidated Financial Statements for additional details.

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

     Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, software license fees and services. Also included in amounts due to IBM and affiliates are amounts due to IBM for services received from IBM under the intercompany operating agreement, as well as income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates increased by approximately $142.9 million to $2,017.2 million at December 31, 2001, from $1,874.3 million at December 31, 2000. This increase was primarily attributable to an increase in the amount payable for working capital financing receivables, factored IBM receivables and income taxes.

     At December 31, 2001, the Company's debt to equity ratio was 6.8:1, compared with 6.1:1 at December 31, 2000.

     TOTAL CASH PROVIDED BEFORE DIVIDENDS

     Total cash provided before dividends was $376.5 million in 2001, compared with total cash provided before dividends of $1,123.4 million in 2000. For 2001, total cash provided before dividends reflects $2,580.4 million of cash provided by operating activities, offset by $2,203.9 million of cash used in investing and financing activities before dividends. For 2000, total cash provided before dividends reflects $2,779.0 million of cash provided by operating activities, offset by $1,655.6 million of cash used in investing and financing activities before dividends. Cash and cash equivalents at December 31, 2001, totaled $535.0 million, a decrease of $416.5 million, compared with the balance at December 31, 2000.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases increased 7 percent to $986.0 million for the year ended December 31, 2001, from $920.2 million in 2000. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $309.2 million in 2001, an increase of 25 percent from $246.9 million in 2000. Increased capital lease volumes, improved average lease yields and lower residual value writedowns contributed to the overall increase in lease income and lease income from remarketing transactions for the year ended December 31, 2001.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $983.2 million residual value portfolio at December 31, 2001, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company did not record any write-down to its residual value portfolio in 2001. The Company did record a $7.3 million reduction to income from leases during 2000 to recognize decreases in the expected future residual value of specific leased equipment.

     INCOME FROM LOANS

     Income from loans decreased 3 percent to $297.8 million in 2001, compared with $306.1 million in 2000. This decrease resulted from lower average loan balances, which were due to the decline in financing originated for software and services, offset by an increase in income from term participation loans. Income from term participation loans amounted to $50.4 million in 2001, compared with $33.8 million in 2000.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing decreased 22 percent to $210.9 million in 2001, compared with $271.2 million in 2000. This decrease is due to a decline in both fee income earned from inventory financing and interest income from dealer financing due to lower originations. Additionally, a decrease in income from revolving participation loans contributed to the overall decline in income from working capital financing.

     EQUIPMENT SALES

     Equipment sales amounted to $547.3 million in 2001, compared with $616.2 million in 2000. Gross profit on equipment sales in 2001 was $122.0 million, compared with $77.9 million in 2000. The gross profit margin in 2001 increased to 22.3 percent, compared with 12.6 percent in 2000. The mix of products available for sale and changing market conditions for certain used equipment during 2001 contributed to the increase in sales, gross profit and gross profit margins, compared with 2000.

     INCOME FROM FACTORED IBM RECEIVABLES

     In May, 2001, the Company resumed the factoring of selected IBM receivables. Income from factored IBM receivables amounted to $16.4 million for the year ended December 31, 2001. Refer to Note 3, Relationship with IBM and Related Party Transactions in the Notes to the Consolidated Financial Statements for additional details.

     OTHER INCOME

     Other income decreased to $14.2 million in 2001, compared with $55.9 million in 2000. The decrease in other income is primarily attributable to a decline of $27.2 million in the fees for servicing IBM's federal, state and local portfolio caused by a decline in rates and losses incurred on one of the Company's investments of $27.7 million. These decreases were offset by income from a legal settlement of $15.5 million.

     INTEREST EXPENSE

     Interest expense decreased 18 percent to $507.2 million in 2001, compared with $620.0 million in 2000 due to a decline in interest rates. The Company's average cost of debt for 2001 decreased to 5.2 percent, from 6.1 percent for 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 4 percent to $279.1 million in 2001, compared with $289.3 million in 2000. This decrease is attributable to a decrease in spending relating to sales commissions, contracted services and information technology.

     PROVISION FOR RECEIVABLE LOSSES

     The majority of the Company's portfolio of capital equipment leases and loans is with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed.

     The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, while continuously declining, remains significant. At December 31, 2001, and December 31, 2000,approximately 42 percent and 45 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts.

     As of December 31, 2001, the Company's allowance for receivable losses of $180.4 million represented management's best estimate of probable losses inherent in its portfolios. This allowance consisted of $104.8 million allocated to specific accounts and $75.6 million that was unallocated. As of December 31, 2000, the Company's allowance for receivable losses of $103.1 million consisted of $23.6 million that was allocated to specific accounts and $79.5 million that was unallocated. While the overall asset quality of the portfolio has remained relatively stable, the Company continues to pay particular attention to areas of potential risk which
     includes  exposure  to  the  telecom  industry.    As  a  result  of  the
     deterioration of certain companies in this and other industries, the Company recorded additional specific reserves.

     The overall provision for receivable losses increased to $126.3 million for the year ended December 31, 2001, compared with $15.1 million for 2000.
     The increase in the provision for receivable losses is primarily attributable to the matters referred to above.

     For the twelve months ended December 31, 2001, and 2000, the Company's write-offs amounted to $70.4 million and $46.3 million, respectively. Write-offs for the twelve months ended December 31, 2001, and 2000, have not materially exceeded the amount estimated as uncollectible when the reserves were recorded.

     INCOME TAXES

     Income taxes for 2001 amounted to $289.5 million for the year ended December 31, 2001, compared with $278.5 million for 2000. This increase is due to an increase in earnings before taxes.

     The Company expects its effective tax rate to approximate 39.4%. This effective rate reflects the current federal statutory and applicable state income tax rates.

     RETURN ON AVERAGE EQUITY

     The results for the year ended December 31, 2001, yielded an average return on average equity of 25.0 percent, compared with 19.6 percent for 2000.
     The increase in the return on average equity is primarily due to dividends paid, which caused stockholder's equity to decrease.

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

     ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     MARKET RISK

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on the Company's assets and liabilities, as well as currency rate movements on non-U.S. denominated assets, other examples of risk include collectibility of accounts receivable and recoverability of residual values on leased assets.

     The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate any material losses from these risks. The Company manages these risks, in part, through the use of a variety of financial instruments including derivatives. Refer to Note 14, Derivative Financial Instruments and Hedging Activities in the Notes to the Consolidated Financial Statements.

     To meet disclosure requirements, the Company performs sensitivity analysis to determine the effects that market risk exposures may have on the fair value of the Company's debt and other financial instruments.

     The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, non-lease receivables, long-term and short-term debt and all derivative financial instruments. The Company's portfolio of derivative financial instruments consists of interest rate swaps.

     To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. The market values for interest and foreign currency exchange risk are computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based upon market interest and foreign currency exchange rates in effect at December 31, 2001. The market values that result from these computations are compared with the actual market values of these financial instruments. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

     Information provided by the sensitivity analysis does not necessarily represent the actual changes in the fair value that the Company would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. In addition, the results of the model are constrained by the fact that certain items, such as leased assets, are specifically excluded from the analysis, while the financial instruments relating to the financing or hedging of those items are included by definition. As a consequence, reported changes in the values of some of the financial instruments affecting the results of the sensitivity analysis are not matched with the offsetting changes in the value of the items that those items are designated to finance or hedge.

     INTEREST RATE AND FOREIGN CURRENCY EXCHANGE RATE RISK:

     The following table presents the results of the sensitivity analysis. This table details the changes in fair market value of the Company's financial instruments, with all other variables held constant, at December 31, 2001, and 2000:

     (in millions)
                                                       Level of Foreign Currency
                              Level of Interest Rates       Exchange Rates
                                 +10%       -10%            +10%      -10%
                              __________ __________      _________  __________

     December 31, 2001         $(14.5)     $15.0            $43.8     $(43.8)
     December 31, 2000         $(45.0)     $46.0               -          -

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:


     Report of Independent Accountants

     To the Stockholder and Board of Directors of IBM Credit Corporation


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. on page 45 present fairly, in all material respects, the financial position of IBM Credit Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




     PricewaterhouseCoopers LLP
     Stamford, CT
     January 17, 2002

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION

     at December 31:

     (Dollars in thousands)
                                                  2001            2000
                                             _____________    ____________
     ASSETS:

       Cash and cash equivalents. . . . . . . $   535,037     $   951,490
       Investment in capital leases, net.       5,253,317       5,580,313
       Equipment on operating leases, net . .   2,136,954       2,537,665
       Loans receivable, net. . . . . . . . .   3,875,800       4,207,276
       Working capital financing receivables,
        net . . . . . . . . . . . . . . . . .   2,514,903       2,791,671
       Factored IBM receivables, net. . . . .     438,540            -
       Other assets . . . . . . . . . . . . .     554,986         729,323
                                              ___________     ___________

     Total Assets                             $15,309,537     $16,797,738
                                              ===========     ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . . . . $ 2,332,375    $ 4,065,842
       Short-term debt, IBM . . . . . . . . .   5,213,194      3,828,345
       Due to IBM and affiliates. . . . . . .   2,017,221      1,874,250
       Interest and other accruals. . . . . .     306,795        623,152
       Deferred income taxes. . . . . . . . .     977,773        990,075
       Long-term debt . . . . . . . . . . . .      47,333      1,277,383
       Long-term debt, IBM. . . . . . . . . .   2,875,100      2,250,000
                                               ___________    __________
          Total liabilities . . . . . . . . .  13,769,791     14,909,047
                                               ___________    __________
     Commitments and Contingencies (Note 16)

       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2001 and 2000  . . . . . .     457,411        457,411
       Other comprehensive loss . . . . . . .      (1,218)          -
       Retained earnings. . . . . . . . . . .   1,083,553      1,431,280
                                               __________    ___________
          Total stockholder's equity. . . . .   1,539,746      1,888,691
                                               __________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . . . . $15,309,537    $16,797,738
                                              ===========    ===========

     The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

              CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

     For the years ended December 31:

     (Dollars in thousands)
                                               2001      2000        1999
                                            __________ __________ __________
     FINANCE AND OTHER INCOME:

       Income from leases:
        Capital leases . . . . . . . . . .   $ 469,563 $  412,974  $ 385,969
        Operating leases, net of depreciation:
           2001-$1,552,896; 2000-$1,887,409
           and 1999-$2,112,840 . . . . . .     516,419    507,190    463,869
                                             _________ __________ __________
                                               985,982    920,164    849,838

      Income from loans. . . . . . . . . .     297,817    306,136    251,175
      Income from working capital
        financing. . . . . . . . . . . . .     210,925    271,159    240,253
      Equipment sales. . . . . . . . . . .     547,263    616,173    473,960
      Income from factored IBM receivables.     16,366       -         3,138
      Other income . . . . . . . . . . . .      14,170     55,879    101,469
                                            __________ __________ __________
         Total finance and other income. .   2,072,523  2,169,511  1,919,833
                                            __________ __________ __________
     COST AND EXPENSES:

      Interest . . . . . . . . . . . . . .     507,171    619,995    569,545
      Cost of equipment sales. . . . . . .     425,244    538,241    422,744
      Selling, general and administrative.     279,060    289,318    213,608
      Provision for receivable losses. . .     126,268     15,091      4,986
                                            __________ __________ __________

          Total cost and expenses. . . . .   1,337,743  1,462,645  1,210,883
                                            __________ __________ __________

     EARNINGS BEFORE INCOME TAXES. . . . .     734,780    706,866    708,950

     Provision for income taxes. . . . . .     289,507    278,509    279,330
                                            __________ __________ __________

     NET EARNINGS. . . . . . . . . . . . .     445,273    428,357    429,620

     Dividends . . . . . . . . . . . . . .    (793,000)  (772,000)   (75,000)
     Retained earnings, January 1. . . . .   1,431,280  1,774,923  1,420,303
                                            __________ __________ __________

     Retained earnings, December 31. . . .  $1,083,553 $1,431,280 $1,774,923
                                            ========== ========== ==========

     The accompanying notes are an integral part of this statement.


                               IBM CREDIT CORPORATION

                   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

     For the years ended December 31:

     (Dollars in thousands)
                                               2001        2000       1999
                                            __________ __________ __________

     Net earnings . . . . . . . . . . . .   $  445,273 $  428,357 $  429,620

     Other comprehensive loss, net of tax:
       Deferred losses from cash flow hedges,
         net of tax . . . . . . . . . . .       (1,218)      -          -
                                            __________ __________ __________
     Other comprehensive loss . .  . . .        (1,218)      -          -
                                            __________ __________ __________
     Comprehensive income. . . . . . . . .  $  444,055 $  428,357 $  429,620
                                            ========== ========== ==========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

     For the years ended December 31:

     (Dollars in thousands)
                                              2001         2000          1999
                                          ____________  ___________  ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . .  $   445,273   $  428,357   $  429,620
        Adjustments to reconcile net
          earnings to cash provided by
          operating activities:
        Depreciation and amortization. .    1,553,432    1,887,008    2,113,302
        Provision for receivable
          losses . . . . . . . . . . . .      126,268       15,091        4,986
        (Decrease) increase in deferred
          income taxes. . . . . .  . . .      (12,302)     112,159      (95,770)
        (Decrease) increase in interest
          and other accruals . . . . . .     (316,357)     168,891     (180,803)
        Proceeds from sale of equipment,
          net of gross profit. . . . . .      419,925      484,075      376,839
        Increase (decrease) in amounts
          due IBM and affiliates . . . .      142,971     (101,917)    (378,483)
        Decrease (increase) in deferred
          assets . . . . . . . . . . . .       49,726     (148,916)      37,783
        Decrease (increase) in miscellaneous
          receivables. . . . . . . . . .       93,657      (79,025)    (115,734)
        Other, net . . . . . . . . . . .       77,817       13,239       93,866
                                         ____________  ___________  ___________
     Cash provided by operating
       activities. . . . . . . . . . . .    2,580,410    2,778,962    2,285,606
                                         ____________  ___________  ___________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . .   (3,026,728)  (2,980,089)  (2,417,029)
        Collections on capital leases,
          net of income earned . . . . .    2,767,831    2,591,066    2,530,236
        Investment in equipment on
          operating leases . . . . . . .   (1,264,010)  (1,341,295)  (2,001,142)
        Investment in loans receivable .   (2,337,821)  (2,435,412)  (2,190,012)
        Collections on loans receivable,
          net of interest earned . . . .    2,604,368    1,763,284    1,694,637
        Collections on working capital
          financing receivables, net . .      248,291      139,709     (106,380)
        Purchase of factored IBM
          receivables. . . . . . . . . .   (2,948,708)        -            -
                                          ____________  ___________  ___________

     Total carried forward . . . . . . .   (3,956,777)  (2,262,737)  (2,489,690)
                                          ____________  ___________  ___________

     The accompanying notes are an integral part of this statement.
                                        -20-



                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

     For the years ended December 31:

     (Continued)

     (Dollars in thousands)
                                             2001          2000         1999
                                          ____________  ___________  ___________
     CASH FLOWS FROM INVESTING ACTIVITIES (Continued):

       Total carried forward. . . . . . .  (3,956,777)  (2,262,737)  (2,489,690)
       Collections of IBM factored
         receivables, net of income
         earned . . . . . . . . . . . . .   2,507,048         -            -
       Proceeds from sale of selected
         capital leases and loans . . . .      67,892         -            -
       Purchases of marketable securities        -            -         (24,390)
       Proceeds from redemption of
         marketable securities. . . . . .        -            -          93,203
       Proceeds from the sale of the
         net assets of IBM Credit
         International Factoring
         Corporation. . . . . . . . . . .        -            -         273,759
       Cash payment for lease portfolio          -
         acquired . . . . . . . . . . . .                     -        (176,613)
       Other, net . . . . . . . . . . . .     131,203      (12,318)     (63,840)
                                          ____________  ___________  ___________
     Cash used in investing activities. .  (1,250,634)  (2,275,055)  (2,387,571)
                                          ____________  ___________  ___________

     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of
          long-term debt . . . . . . . .   2,100,100     2,325,000    2,523,833
        Repayment of debt with original
          maturities of one year or more  (3,871,219)     (832,080)  (1,000,776)
        Issuance (repayment) of debt with
          original maturities within one
          year, net. . . . . . . . . . .     817,890      (873,448)  (1,568,825)
        Cash dividends paid to IBM . . .    (793,000)     (772,000)     (75,000)
                                          ___________  ____________  ___________
     Cash used in financing activities .  (1,746,229)     (152,528)    (120,768)
                                          ___________  ____________  ___________

     Change in cash and cash equivalents    (416,453)      351,379     (222,733)
     Cash and cash equivalents,
      January 1. . . . . . . . . . . .       951,490       600,111      822,844
                                          ___________   ___________ ____________
     Cash and cash equivalents,
       December 31 . . . . . . . .  . .   $  535,037    $  951,490   $  600,111
                                          ===========   =========== ============

     The accompanying notes are an integral part of this statement.

                                        -22-



                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS

     For the years ended December 31:

     (Continued)
     (Dollars in thousands)
                                            2001          2000        1999
                                         ___________  ___________ ___________
     Supplemental Disclosure of Cash Flow Information:

     <F1>
     Cash paid for interest              $ 529,798    $ 629,410    $ 568,571
                                         =========   ==========    =========

     Cash paid for income taxes          $ 117,920    $ 447,050    $ 106,144
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

     IBM CREDIT CORPORATION

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and those of its controlled subsidiaries, which in general are majority owned. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and accounting policies (generally 20-50 percent) are accounted for by the equity method.

     Cash  and  Cash  Equivalents:    Time  deposits  with  original  maturities
     generally of three months or less are included in cash and cash equivalents.

     Estimated Residual Value of Leased Assets: The recorded residual values of the Company's leased assets are estimated at the inception of the lease to be the expected fair market value of the assets at the end of the lease term. On a quarterly basis, the Company reassesses the realizable value of
     its  lease  residual  values.    In  accordance  with  generally  accepted
     accounting principles, anticipated increases in specific future residual values are not recognized before realization. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized immediately.

     Finance Income Recognition: Income attributable to direct financing leases and loans receivable is initially recorded as unearned income and subsequently recognized as finance income at level rates of return over the term of the leases or loans. Income recognized from leveraged leases includes the amortization of unearned finance income and deferred investment and other tax credits over the term of the leases, at level rates of return, during periods when the net investment balance is positive. Operating lease income is recognized on a straight-line basis over term of the lease.

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

     Allocated: The Company's credit department reviews all accounts at risk on a quarterly basis. The review primarily consists of an analysis based upon current information available about the customer, such as financial statements, news reports, published credit ratings, the current economic environment, as well as, collateral and prior history. The credit department will also take into account the current fair market value and the costs of repossessing the collateralized equipment, where applicable. For loans that are collateral dependent, impairment is measured using the fair value of the collateral when foreclosure is probable. Using this information, the credit department determines the expected cash flows for the receivable and calculates a recommended estimate of the potential loss and the probability of loss. For those accounts where the loss is probable, the Company records an allocated reserve.

     Unallocated: The Company records an unallocated reserve which is calculated by applying a write-off rate to the total portfolio, excluding accounts that have been specifically reserved. This write-off rate is based upon write-off history and is adjusted to reflect current economic conditions.

     This evaluation is inherently subjective as it requires estimates that are susceptible to revisions as more information becomes available.

     Receivable losses are charged against the allowance when management believes the uncollectibility of the receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     Income Taxes: Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes on a
     separate  company  basis.    In  accordance  with  Statement  of  Financial
     Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

     Derivative financial instruments: In the normal course of business, the Company uses derivative instruments to manage interest rate risk. The Company does not use derivatives for trading or speculative purposes, nor is it a party to leveraged derivatives.

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

     Generally, the Company applies hedge accounting as allowed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities.:" To comply with SFAS No. 133 requirements, the Company designates each derivative as a hedge of (1) the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge); or (2) the variability of anticipated cash flows of a forecasted transaction or the cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge).

     Changes in the value of a derivative that is designated as a fair value hedge, along with offsetting changes in fair value of the underlying hedged exposure, are recorded in earnings each period. For hedges of interest rate risk, the fair value adjustments are recorded as adjustments to Interest expense in the Company's Consolidated Statement of Earnings. Changes in the value of a derivative that is designated as a cash flow hedge are recorded in the Other Comprehensive Loss section of stockholder's equity. When earnings are affected by the variability of the underlying cash flow, the applicable amount deferred in stockholder's equity is released to earnings and reported in Interest expense.

     When the underlying hedged item ceases to exist, all changes in the fair value of the derivative instrument are marked-to-market with changes in value included in earnings each period until the instrument matures.

     Derivatives that are not designated as hedges and changes in the value of derivatives which do not offset the underlying hedged item throughout the designated hedge period (collectively, "ineffectiveness"), are recorded in earnings each period and generally reported in selling, general and administrative expense. Refer to Note 14, Derivative Financial Instruments and Hedging Activities for additional information.

     Financial Instruments: In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions existing at each balance sheet date. For the majority of financial instruments including most derivatives, certain receivables and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. Dealer quotes are used for the remaining financial instruments. All methods of assessing fair value result in a general approximation of fair value, and such value may never be realized.

     Use of Estimates: Management uses estimates in preparing the consolidated financial statements, in conformity with generally accepted accounting principles. Significant estimates include collectibility of receivables, recoverability of residual values of equipment on capital and operating leases and useful economic lives of long-term fixed assets. The Company regularly assesses these estimates and, while actual results may differ from these estimates, management believes that material changes will not occur in the near term.

     Reclassifications: Certain prior year amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to current year presentation.


     NOTE 2 - ACCOUNTING CHANGES:

     The Company implemented new accounting standards in 2001, 2000 and 1999. None of these standards had a material effect on the financial position or results of operations of the Company.

     Pursuant to the SEC's Staff Accounting Bulletin (SAB) No. 101 , "Revenue Recognition in Financial Statements," the Company has reviewed its accounting policies for recognition of revenue. SAB 101 was required to be implemented in the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in the financial statements. The Company's accounting policies are consistent with the views of SAB 101. Refer to Note 1, Significant Accounting Policies for a description of the Company's policies on revenue recognition.

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholder's equity or net earnings depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     Effective January 1, 2001, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of SFAS No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of assets and collateral. The adoptions did not have a material effect on the Company"s results of
     operations  or  financial  position.    The  standard  also  requires  new
     disclosures which were not applicable to the Company.

     Pursuant to the SEC's SAB 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," the Company has reviewed its policies related to methodologies for the determination of, and documentation in support for its allowance for receivables losses and its provision for receivable
     losses.    The  Company's  methodology  and  documentation  policies  are consistent with the views expressed in SAB 102.

     NOTE 3 - RELATIONSHIP WITH IBM AND RELATED PARTY TRANSACTIONS:

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

     Pursuant to an operating agreement, IBM provides collection, administration and other services and products for the Company and is reimbursed for the cost of these services and products. IBM charged the Company $134.4 million, $141.2 million and $114.2 million in 2001, 2000 and 1999, respectively, representing costs for lease services, employee benefit plans, facilities rental and staff support. Additionally, the operating agreement allows IBM to charge the Company for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $99.1 million and $87.2 million for the years ended December 31, 2001, and 2000, respectively, and are included in Selling, General and Administrative expenses on the Company's Consolidated Statement of Earnings.

     Additionally, the Company is compensated, at market rates as determined by management, for services performed for IBM, primarily for management of IBM's federal, state and local government installment receivables portfolio. These fees, amounting to $3.5 million, $30.7 million and $45.5 million in 2001, 2000 and 1999, respectively, are included in other income.

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

     The Company provides accounts receivable and inventory financing, at market rates, to dealers and remarketers of IBM products. Included in income from working capital financing is fee income earned from IBM of $84.5 million, $84.9 million and $98.5 million in 2001, 2000 and 1999, respectively related to these financings.

     The Company also has an indemnification agreement with IBM. IBM reimburses the Company for losses on working capital financing receivables with specific dealers and for specific transactions. There were no such losses in 2001. Approximately $3.4 million and $1.1 million of such losses were reimbursed by IBM in 2000, and 1999, respectively. IBM will also reimburse the Company for losses on certain lease and loan transactions with specific customers. Approximately $9.3 million, $10.6 million and $4.8 million of such losses were reimbursed by IBM in 2001, 2000, and 1999, respectively.

     The Company also provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $402.7 million and $857.2 million of such
     financings  during  2001  and  2000,  respectively.    The  decrease  in
     originations is primarily due to the reclassification of certain new internal leases to another division of IBM. At December 31, 2001, and 2000, approximately $1,134.1 million and $1,324.0 million, respectively, of such financings were included in the Company's lease and loan portfolio.
     Of these amounts, $1,069.4 million and $1,140.0 million were included in the Company's operating lease portfolio at December 31, 2001, and 2000, respectively. The finance income earned from operating leases to IBM and affiliated companies, net of depreciation expense, was $176.1 million, $219.4 million and $180.9 million in 2001, 2000 and 1999, respectively. Interest and finance income of $3.6 million, $15.2 million and $9.6 million was earned from loans to IBM and affiliates in 2001, 2000 and 1999, respectively.

     The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the twelve months ended December 31, 2001, 2000 and 1999, the Company's sales of equipment to IBM amounted to $154.0 million, $134.9 million and $161.5 million, respectively.

     The Company has a liquidity agreement with IBM International Finance, N.V.
     (IIF), whereby the Company has agreed to advance funds to IIF as an enhancement to IIF's ability to carry out business. The amount of the advances is not to exceed the greater of $500.0 million or 5 percent of the Company's total assets. To support this agreement, the Company has entered into a backup agreement with IBM, whereby IBM has agreed to advance funds to the Company, in an amount not to exceed the greater of $500.0 million or 5 percent of the Company's total assets, if at any time the Company requires such funds to satisfy its agreement with IIF. The Company has neither received nor made any advances with respect to these agreements at December 31, 2001 and 2000.

     In May 2001, the Company resumed the factoring of certain IBM receivables by purchasing selected factoring assets from IBM International Holdings Finance Company, Ltd. (IIHFC), at cost which approximated fair market value. The initial purchase amounted to $525.0 million. The Company acquired additional receivables having a nominal value of $2,450.8 million for $2,432.9 million.

     The Company has a master loan agreement with IBM. This agreement allows for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of either the Company or IBM. At December 31, 2001, and 2000, the Company had borrowings outstanding under this agreement of $3,238.2 million and $1,186.6 million, respectively, payable to IBM.

     The Company and IBM have an additional master loan agreement which allows for long-term funding, made available at market terms and conditions, upon the request of the Company. As of December 31, 2001 and 2000, the Company had $4,850.1 million and $4,891.7 million, respectively of borrowings outstanding under this agreement. These borrowings have due dates ranging from January 18, 2002, to December 22, 2004.

     Interest expense of $299.4 million, $228.5 million and $152.5 million was incurred on loans from IBM and affiliates during 2001, 2000 and 1999, respectively.

     The Company is an authorized borrower under IBM's $12.0 billion committed global credit facility and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     An intercompany tax allocation agreement (the Agreement) exists between the Company and IBM. The Agreement aligns the settlement of federal and state tax benefits and/or obligations with the Company's provision for income taxes determined on a separate company basis. The Company is part of the IBM consolidated federal tax return and files separate state tax returns in selected states. Included in amounts due to IBM and affiliates at December 31, 2001, and 2000, are $180.1 million and $15.0 million, respectively, of current income taxes payable determined in accordance with the Agreement.


     NOTE 4 - INVESTMENT IN CAPITAL LEASES, NET:

     The Company's capital lease portfolio includes direct financing and leveraged leases. The Company originates financing for customers in a variety of industries throughout the United States. The Company has a diversified portfolio of capital equipment financings for end users.

     Direct financing leases consist principally of IBM advanced information processing products with terms generally from two to three years. The components of the net investment in direct financing leases at December 31, 2001 and 2000, are as follows:

     (Dollars in thousands)                       2001        2000
                                        -31-


                                               ___________  __________
     Gross lease payments receivable . . . .    $5,273,115  $5,540,087
     Estimated unguaranteed residual values.       494,963     486,231
     Deferred initial direct costs . . . . .        24,438      16,062
     Unearned income . . . . . . . . . . . .      (645,042)   (636,733)
     Allowance for receivable losses . . . .       (54,117)    (19,281)
                                                __________   __________
          Total . . . . . . . . . . . . . . . . $5,093,357   $5,386,366
                                                ==========   ==========

     The scheduled maturities of minimum lease payments outstanding at December 31, 2001, expressed as a percentage of the total, are due approximately as follows:

     Within 12 months. . . . . . . . . . . . . . .  49%
     13 to 24 months . . . . . . . . . . . . . . .  33
     25 to 36 months . . . . . . . . . . . . . . .  14
     37 to 48 months . . . . . . . . . . . . . . .   3
     After 48 months . . . . . . . . . . . . . . .   1
                                                   ____
                                                   100%
                                                   ====
     Refer to Note 9, Allowance for Receivable Losses, for a reconciliation of the allowances for receivable losses for direct financing leases.

     As part of its risk management strategy, the Company sold the entire payment streams associated with a portion of selected direct financing leases and loans receivable. The Company retains servicing rights in the receivables that were sold. Any gain or loss associated with these sales are recognized in the period in which the sale occurs.

     As of December 31, 2001, the Company sold approximately $64.9 million of receivables, which consisted of $37.8 million of payment streams associated with capital leases and $27.1 million of payment streams associated with loans receivable. The Company recognized a gain on these sales amounting to $2.1 million in 2001. As of December 31, 2001, the remaining balance of these receivables under the Company's management amounted to $59.2 million.

     Leveraged lease investments include coal-fired electric generating facilities. Leveraged leases have maturity dates ranging from 2013 to 2018. The components of the net investment in leveraged leases at December 31, 2001 and 2000, are as follows:

     (Dollars in thousands)                            2001        2000
                                                     _________  __________
     Net rents receivable. . . . . . . . . . .       $ 205,240  $ 227,286
     Estimated unguaranteed  residual values .          13,750     33,568
     Unearned and deferred income. . . . . . .         (59,030)   (66,907)
                                                     _________  __________
     Investment in leveraged leases. . . . . .       $ 159,960  $ 193,947
                                                     =========  ==========

     Deferred income taxes relating to leverage leases amounted to $131.9 million and $146.0 million at December 31, 2001 and 2000, respectively.


     NOTE 5 - EQUIPMENT ON OPERATING LEASES:

     Operating leases consist principally of IBM advanced information processing products with terms generally from two to three years. The components of equipment on operating lease at December 31, 2001 and 2000, are as follows:

     (Dollars in thousands)             2001           2000
                                   ____________   ____________
     Cost. . . . . . . . . . .      $ 5,188,667   $ 6,064,187
     Accumulated depreciation.       (3,051,713)   (3,526,522)
                                   ____________   ____________
     Total . . . . . . . . . .      $ 2,136,954   $ 2,537,665
                                   ============   ============

     Minimum future rentals were approximately $2,123.9 million at December 31, 2001. The scheduled maturities of the minimum future rentals at December 31, 2001, expressed as a percentage of the total, are due approximately as follows:

     Within 12 months. . . . . . . . . . . . . 58%
     13 to 24 months . . . . . . . . . . . . . 30
     25 to 36 months . . . . . . . . . . . . .  9
     37 to 48 months . . . . . . . . . . . . . . .  2
     After 48 months. . . .  . . . . . . . . . . .  1
                                                 ____
                                                   100%
                                                 ====
     NOTE 6 - LOANS RECEIVABLE:

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

     The components of loans receivable at December 31, 2001 and 2000, are as follows:


     (Dollars in thousands)                     2001        2000
                                             __________  ___________
     Gross loans receivable . . . . .        $4,263,802  $4,617,443
     Deferred initial direct costs. .            18,448      21,552
     Unearned income  . . . . . . . .          (347,133)   (392,484)
     Allowance for receivable losses.           (59,317)    (39,235)
                                            ___________  ___________
     Total. . . . . . . . . . . . . .        $3,875,800  $4,207,276
                                            ===========  ===========

     The scheduled maturities of loans receivable outstanding at December 31, 2001, expressed as a percentage of the total, are due approximately as follows:

     Within 12 months. . . . . . . . . . . .  .  . . . 46%
     13 to 24 months. . . . .  . . . . . . . . . . . . 24
     25 to 36 months . . . . . . . . . . . . . . . . . 15
     37 to 48 months . . . . . . . . . . . . . . . . .  7
     After 48 months . . . . . . . . . . . . . . . . .  8
                                                      ____
                                                      100%
                                                      ====

     As part of its risk management strategy, the Company sold a portion of selected loans. Refer to Note 4, Investment In Capital Leases, Net for additional information.

     Refer to Note 9, Allowance for Receivable Losses, for a reconciliation of the loans receivable allowance for receivable losses.


     NOTE 7 - WORKING CAPITAL FINANCING RECEIVABLES:

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

     Also included in working capital financing receivables are revolving participation loans. Refer to Note 6, Loans Receivable, for additional information on participation loans.

     With the continued trends toward consolidation in this industry segment, the concentration of such financings for certain large dealers and remarketers of information industry products remains significant, although it has continuously declined in the last several years. At December 31, 2001, and December 31, 2000, approximately 42 percent and 45 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts. However, the Company has a secured position on most of its inventory and accounts receivable financing, which mitigates the amount of potential loss.

     The components of working capital financing receivables at December 31, 2001, and 2000, are as follows:

     (Dollars in thousands)
                                                  2001       2000
                                             ___________  _____________
     Working capital financing receivables . $2,558,568   $2,836,246
     Allowance for receivable losses . . . .    (43,665)     (44,575)
                                             ___________  ___________
     Total . . . . . . . . . . . . . . . . . $2,514,903   $2,791,671
                                             ===========  ===========

     The Company had $2,500.5 million of approved but unused working capital financing credit lines available to customers at December 31, 2001.

     Refer to Note 9, Allowance for Receivable Losses, for a reconciliation of the working capital financing receivables allowance for receivable losses.

     NOTE 8 - FACTORED IBM RECEIVABLES:

     The components of factored IBM receivables at December 31, 2001 and 2000, are as follows:

     (Dollars in thousands)                     2001        2000
                                             __________  ___________
     Gross receivable . . . . . . . .        $  463,978  $    -
     Unearned income  . . . . . . . .            (2,122)      -
     Allowance for receivable losses.           (23,316)      -
                                            ___________  ___________
     Total. . . . . . . . . . . . . .        $  438,540  $     -
                                            ===========  ===========

     Refer to Note 9, Allowance for Receivable Losses, for a reconciliation of the factored IBM receivables allowance for receivable losses.

     NOTE 9 - ALLOWANCE FOR RECEIVABLE LOSSES:

     The following is a reconciliation of the allowance for receivable losses, by portfolio, for the years ended December 31, 2001, 2000 and 1999:

     (Dollars in thousands)        Direct
                                   Financing &             Working    Factored
                                   Leveraged    Loans      Capital      IBM
          2001            Total     Leases    Receivable  Fin. Rec.  Receivables
     __________________  ________  _________ __________  __________  __________

     Beginning of year . $103,091  $  19,281  $  39,235  $  44,575   $    -
     Reserve on
       initial purchase
       of factored assets
       from IIHFC. . . .   21,459       -          -           -         21,459
     Provision for
       receivable losses,
       net . . . . . . .  126,268     56,851     37,820      28,477       3,120
     Accounts written
      off (net of
      recoveries). . . .  (70,403)   (22,015)   (17,738)    (29,387)     (1,263)
                         _________ _________ __________  __________  __________
      End of year. . . . $180,415  $  54,117  $  59,317  $   43,665  $   23,316
                        ========= ========== ==========  ==========  ==========
                                     Direct
                                   Financing &             Working    Factored
                                   Leveraged    Loans      Capital      IBM
         2000              Total    Leases    Receivable  Fin. Rec.  Receivables
     __________________  ________  _________ __________  __________  __________

     Beginning of year . $134,254   $ 50,582   $ 66,154    $ 17,518   $    -
     Provision (reversal
      of provision) for
      receivable losses,
      net. . . . . . . .   15,091    (17,462)       350      32,203        -
     Accounts written
      off(net of
      Recoveries). . . .  (46,254)   (13,839)   (27,269)     (5,146)       -
                         ________  _________ __________  ____________
     ___________
     End of year . . . .  $103,091  $  19,281  $ 39,235    $ 44,575   $    -
                         ========  ========= ==========  ===========  ==========

                                    Direct
                                   Financing &             Working    Factored
                                   Leveraged    Loans      Capital      IBM
          1999           Total      Leases    Receivable  Fin. Rec.  Receivables
     __________________  ________  _________ __________  __________  __________


     Beginning of year . $161,286   $ 69,006  $  75,144   $ 17,136    $   -
     Provision (reversal
       of provision) for
       receivable losses,
       net. . .  . . . .    4,986       (691)     1,100      4,577        -
     Accounts written
      off(net of
      recoveries). . . .  (32,018)   (17,733)   (10,090)    (4,195)       -
                         ________  _________ __________  ___________
     ___________
      End of year. . . .  $134,254   $ 50,582 $  66,154   $  17,518    $  -
                         ========  ========= ==========  ==========  ==========

     NOTE 10 - OTHER ASSETS:

     The components of other assets at December 31, 2001, and 2000, are as follows:

     (Dollars in thousands)
                                                         2001         2000
                                                       _________   _________
     Receivables from customers. . . . . . . . . . .   $ 343,981   $ 467,914
     Receivables from affiliates . . . . . . . . . .     107,301     122,960
     Remarketing inventory, net. . . . . . . . . . .      98,052      70,721
     Investments and other . . . . . . . . . . . . .       5,652      51,400
     Restricted cash . . . . . . . . . . . . . . . .        -         16,328
                                                       _________   _________
     Total . . . . . . . . . . . . . . . . . . . . .   $ 554,986   $ 729,323
                                                       =========   =========

     Receivables from customers of $344.0 million and $467.9 million at December 31, 2001, and 2000, respectively, represent amounts due for operating leases that have not yet been collected and for remarketing transactions, such as sales, lease payments and termination charges.

     Receivables from affiliates of $107.3 million and $123.0 million at December 31, 2001, and 2000, respectively, primarily consist of amounts due from IBM Global Services for monthly rentals and termination charges.

     Remarketing inventory is valued at the lower of cost or market on a first-in, first-out basis.

     Restricted cash at December 31, 2000 of $16.3 million is deposits in restricted accounts, held as security deposits received from customers.

     NOTE 11 - SHORT-TERM DEBT:

     The components of short-term debt at December 31, 2001, and 2000, are as follows:


     (Dollars in thousands)                               2001          2000
                                                       __________    __________
     Commercial paper, with rates averaging 1.9% in
      2001 and 6.7% in 2000 . . . . . . . . . . . . .  $1,679,712   $ 3,094,919
     Other short-term debt, with rates averaging 6.1%
      in 2001, and 2000.  . . . . . . . . . . . . . .       2,663        20,923
     Current maturities of long-term debt . . . . . .     650,000       950,000
                                                       __________    __________
                                                        2,332,375     4,065,842
     IBM short-term borrowings  . . . . . . . . . . .   5,213,194     3,828,345
                                                       __________    __________
     Total. . . . . . . . . . . . . . . . . . . . . .  $7,545,569    $7,894,187
                                                       ==========    ==========

     The approximate weighted average effective interest rates above are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 2001 and 2000. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on commercial paper outstanding at December 31, 2001, and 2000, were 2.3% and 6.7%, respectively. The approximate weighted average stated rate (after the effects of interest rate swap agreements) on other short-term debt outstanding at December 31, 2001, and 2000, was 6.1%.

     NOTE 12 - LONG-TERM DEBT:

     The components of long-term debt at December 31, 2001, and 2000, are as follows:

     (Dollars in thousands)
                                                        2001        2000
                                                    ____________ _____________

     Medium-term notes with original maturities
      ranging from 2002 to 2008, with rates
      averaging 6.5% in 2001 and 6.1% in 2000. . .  $  697,333   $2,227,383
     Less: Current maturities. . . . . . . . . . .     650,000      950,000
                                                    ___________  ___________
                                                        47,333    1,277,383
     IBM loan payable, with maturities ranging
       from 2003 to 2004 . . .  . . . . . . . . . .  2,875,100    2,250,000
                                                    ___________  ___________
     Total. . . . . . . . . . . . . . . . . . . . . $2,922,433   $3,527,383
                                                    ===========  ===========

     The approximate weighted average effective interest rates above are before the effects of interest rate swap agreements and have been calculated on the basis of rates in effect at December 31, 2001, and 2000. The approximate weighted average stated rates (after the effects of interest rate swap agreements) on medium-term notes outstanding at December 31, 2001, and 2000, were 6.2% and 6.3%, respectively.

     Annual maturity of long-term debt as of December 31, 2001, is as follows:

     (Dollars in thousands)

     2002 . . . . . . . . . . . . . . . . . . . . . $  650,000
     2003 . . . . . . . . . . . . . . . . . . . . .  2,150,100
     2004 . . . . . . . . . . . . . . . . . . . . .    725,000
     2005 . . . . . . . . . . . . . . . . . . . . .       -
     2006 . . . . . . . . . . . . . . . . . . . . .       -
     2007 and thereafter  . . . . . . . . . . . . .     47,333
                                                    __________
                                                    $3,572,433
                                                    ==========

     NOTE 13 - PROVISION FOR INCOME TAXES:

     The components of the provision for income taxes are as follows:

     (Dollars in thousands)
                                             2001        2000        1999
                                          __________  __________  __________
     Federal:
        Current . . . . . . . . . . . .   $ 233,981   $  135,601  $  311,865
        Deferred. . . . . . . . . . . .       5,781       95,080     (80,531)
                                          __________  __________   _________
                                            239,762      230,681     231,334
                                          __________  __________   _________
     State and local:
        Current . . . . . . . . . . . .      48,558       27,697      63,215
        Deferred. . . . . . . . . . . .       1,187       20,131     (15,219)
                                          __________  __________   _________
                                             49,745       47,828      47,996
                                          __________  __________   _________
      Total provision . . . . . . . . .   $ 289,507    $ 278,509  $  279,330
                                          ==========  ==========   =========

     Changes in the deferred tax assets and liabilities resulting from temporary differences between financial and tax reporting are as follows:

     (Dollars in thousands)
                                                     2001          2000
                                               _____________   ____________
     Deferred tax assets (liabilities):

       Provision for receivable losses. . . .   $   67,070     $    45,147
       Lease income and depreciation. . . . .     (917,682)       (946,613)
       Other, net . . . . . . . . . . . . . .     (127,161)        (88,609)
                                               _____________   ____________
     Deferred income taxes. . . . . . . . . .   $ (977,773)    $  (990,075)
                                               =============   ============

     The provision for income taxes varied from the U.S. federal statutory income tax rate as follows:

                                               2001      2000     1999
                                             ________   ______  _______
      Federal statutory rate. . . . . . . .      35.0%   35.0%    35.0%
     State and local taxes, net of
      federal tax benefit. . . . . . . . .       4.4      4.4      4.4
                                             ________   ______   _______
     Effective income tax rate . . . . . .      39.4%    39.4%    39.4%
                                             ========   ======   =======

     NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

     The Company has used derivative instruments as an element of its risk management strategy for many years. Although derivatives entail risk of non-performance by counterparties, the Company manages this risk by establishing explicit dollar and term limitations that correspond to the credit rating of each carefully selected counterparty. When viewed in conjunction with the underlying and offsetting exposure that derivatives are designed to hedge, the Company has not sustained a material loss from these instruments. The Company does not use derivatives for trading or speculative purposes, nor is it a party to leveraged derivatives.

     The majority of the Company's derivative transactions relate to the matching of interest rate sensitive liabilities to assets. The Company issues debt principally to fund its lease and loan portfolio. Access to cost-effective financing can result in an interest rate mismatch with the underlying assets. To manage these mismatches and to reduce overall interest cost, the Company generally uses interest rate swaps to convert specific fixed-rate debt issuances into variable-rate debt (i.e., fair value hedges) and to convert specific variable rate debt and anticipated commercial paper issuances to fixed rates (i.e., cash flow hedges). The resulting cost of funds is generally lower than that which would have been available if debt with matching characteristics was issued directly.

     The Company also holds warrants in connection with certain investments, that although not designated as hedging instruments, are deemed derivatives since they contain net share settlement clauses. During the year, the Company recorded the change in fair value of these warrants in net income.

     NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued):

     The following table summarizes the fair value at December 31, 2001, as recognized on the balance sheet, of the Company's derivative and other risk management instruments, included in the Consolidated Statement of Financial
     Position:

     (Dollars in thousands)
                                     Asset        Liability        Net
                                    _________     _________      _________

     Fair value hedges               $ 1,298      $     -        $  1,298
     Cash flow hedges                    -          (3,302)        (3,302)
     Other                               757            -             757
                                    _________     _________      _________

     Total                           $ 2,055      $ (3,302)      $ (1,247)
                                    =========     =========      =========

     Other Comprehensive Loss:

     The Company uses cash flow hedges as part of its interest rate risk management program. In connection with its cash flow hedges, the Company has deferred approximately $1.2 million of net losses in Other Comprehensive Loss as of December 31, 2001, net of tax, all of which is expected to be reclassified to earnings within the next twelve months to provide an economic offset to the earnings impact of the anticipated cash flows hedged.

     The following table summarizes activity in Other Comprehensive Loss section of stockholder's equity related to all derivatives classified as cash flow hedges held by the Company during the period January 1, 2001 (the date of the Company's adoption of SFAS 133) through December 31, 2001:

     (Dollars in thousands)
                                                             Debit/
                                                            (Credit)
                                                           __________

     Cumulative effect of adoption SFAS 133
       as of January 1, 2001, net of tax . . . . . . . . . $   (265)
     Losses reclassified into earnings from
       equity, net of tax. . . . . . . . . . . . . . . . .    3,828
     Changes in fair value of derivatives, net of tax. . .   (2,345)
                                                           _________
     Accumulated derivative loss included in other
        comprehensive loss, as of December 31, 2001 . . . .$  1,218
                                                           =========

     As of December 31, 2001, there were no gains or losses or portions thereof that were either ineffective or where the underlying exposure did not occur; nor are there any anticipated in the normal course of business.

     NOTE 15 - FINANCIAL INSTRUMENTS:

     Fair value is a theoretical measure that is valid only at a particular point in time and whose sensitivity is based on certain assumptions. As such, fair value represents only an estimate that may never actually be realized.

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

     Working capital financing receivables and factored IBM receivables: The carrying amount approximates fair value due to the short maturity of most of these instruments.

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

     The following table summarizes the carrying amount and the estimated fair value of the Company's financial instruments, excluding derivatives:

     (Dollars in thousands)
                                             Carrying       Estimated
     At December 31, 2001:                    Amount        Fair Value
                                         _____________     ____________

      Cash and cash equivalents           $    535,037     $    535,037
      Loans receivable                       3,875,800        3,903,590
      Working capital financing
       receivables                           2,514,903        2,514,903
      Factored IBM receivables                 438,540          438,540
      Short-term debt (excluding current
       maturities of long-term debt)         6,895,569        6,960,190
     Long-term debt and current maturities
       of long-term debt                     3,572,433        3,675,795

     (Dollars in thousands)
                                             Carrying       Estimated
     At December 31, 2000:                    Amount        Fair Value
                                         _____________     ____________
      Cash and cash equivalents           $    951,490     $    951,490
      Loans receivable                       4,207,276        4,196,613
      Working capital financing
       receivables                           2,791,671        2,791,671
      Short-term debt (excluding current
       maturities of long-term debt)         6,944,187        6,965,123
      Long-term debt and current maturities
       of long-term debt                     4,477,383        4,565,379
      Off-balance-sheet derivatives:
       Interest rate related --
             Assets                               -              20,706
             Liabilities                          -               2,630


     NOTE 16 - COMMITMENTS AND CONTINGENCIES:

     The Company has guaranteed certain loans and financial commitments. These financial guarantees amounted to $96.4 million and $134.8 million, at December 31, 2001 and 2000, respectively.

     The Company has approved but unused working capital lines of credit available to customers which amounted to $2,500.5 million and $2,541.7 million at December 31, 2001, and 2000, respectively.

     Additionally, the Company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $269.0 million and $128.6 million at December 31, 2001, and 2000, respectively.

     The table below summarizes these commitments and their expirations dates:

     (Dollars in millions)
                              Balance
                                as of
                             December 31,         Amounts expiring in:
                                2001       2002    2003-04  2005-06   After 2006
                             ___________ ________  _______  _______   __________
     Unused lines of credit   $2,500.5   $1,705.8  $ 307.8  $ 252.6     $ 234.3
     Financial guarantees         96.4       70.5     25.9       -           -
     Other commitments           269.0      138.1    128.4      2.5          -

     NOTE 17 - SEGMENT REPORTING:

     The Company is organized on the basis of its finance offerings. The Company's reportable segments are strategic business units that offer different financing solutions based upon the customers' needs.

     The Company's operations are conducted primarily through its two operating segments: Customer Financing and Commercial Financing. The Customer Financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The Commercial Financing segment provides primarily secured inventory and accounts receivable financing ("working capital financing") to dealers and remarketers of information industry products. Also included in the commercial financing segment are both term and revolver participation loans. Refer to Note 6, Loans Receivable, for additional information.

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

     (Dollars in thousands)

     For the Year Ended December 31:

                                Customer       Commercial
             2001               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Revenues...............  $   1,776,264  $    261,319 $ 2,037,583
     Interest expense.......  $     415,463  $     75,103  $   490,566
     Earnings before income
       taxes................  $     629,654  $     89,782  $   719,436
     Assets.................  $  10,860,545  $  3,199,506  $14,060,051

                                Customer       Commercial
             2000               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Revenues...............  $   1,829,369  $    305,000 $ 2,134,369
     Interest expense.......  $     500,424  $     98,600 $   599,024
     Earnings before income
       taxes................  $     548,498  $    144,197 $   692,695
     Assets.................  $  12,087,833  $  3,286,771  $15,374,604

                                Customer       Commercial
             1999               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Revenues...............  $   1,609,114  $    242,362 $ 1,851,476
     Interest expense.......  $     477,849  $     58,259 $   536,108
     Earnings before income
       taxes................  $     540,279  $    133,965 $   674,244
     Assets.................  $  12,537,711  $  2,993,245 $15,530,956


     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts are as follows:

     For the years ended December 31:
                                         2001          2000          1999
                                     ___________   ___________   ___________
     (Dollars in thousands)
     Revenues:
     Total revenues for reportable
       segments. . . . . . . . . .  $ 2,037,583   $ 2,134,369    $ 1,851,476
     Other revenues. . . . . . . .       34,940        35,142         68,357
                                   ____________   ___________   ___________
     Total consolidated revenues .  $ 2,072,523   $ 2,169,511    $ 1,919,833
                                   ============   ===========   ===========

                                       2001            2000          1999
                                    ___________   ___________   ___________
     Interest Expense:
     Total interest expense
      for reportable segments. . .   $  490,566     $  599,024   $   536,108
     Other interest expense. . . .       16,605         20,971        33,437
                                    ___________   ___________   ___________
     Total consolidated interest
      expense. . . . . . . . . . .   $  507,171     $  619,995   $   569,545
                                    ===========   ===========   ===========
     Earnings Before Income Taxes:
     Total earnings before income
      taxes for  reportable
      segments . . . . . . . . . .   $  719,436     $  692,695   $   674,244
     Other earnings before income
      taxes. . . . . . . . . . . .       15,344         14,171        34,706
                                    ___________   ___________   ___________
     Total consolidated  earnings
      before income taxes. . . . .   $  734,780     $  706,866   $   708,950
                                    ===========   ===========   ===========

     At December 31:
     (Dollars in thousands)
                                       2001            2000          1999
                                    ___________   ___________   ___________
     Assets:
     Total assets for  reportable
      segments . . . . . . . . . .   $14,060,051   $15,374,604   $15,530,956
     Other assets. . . . . . . . .    1,249,486     1,423,134       813,749
                                    ___________   ___________   ___________
     Total consolidated  assets. .   $15,309,537   $16,797,738   $16,344,705
                                    ===========   ===========   ===========

     The Company's business is conducted principally in the United States; foreign operations are not material.

     For the years ended December 31, 2001, 2000 and 1999, one customer, IBM, accounted for $434.4 million, $485.1 million and $499.1 million, respectively, of the Company's consolidated revenues.

     The Company continues to evaluate its organizational structure which could lead to changes in future reportable segments.

     NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA:  (Unaudited)

     (Dollars in thousands)

                          Finance                         Gross Profit
                         and Other  Interest   Equipment  on Equipment     Net
     2001                 Income     Expense    Sales        Sales      Earnings
     _________________  __________ _________ ___________ _____________ _________

     First Quarter . .  $  516,976 $ 160,778 $   113,749    $ 19,545   $ 104,073
     Second Quarter. .     523,749   135,682     153,542      33,367     103,469
     Third Quarter . .     505,859   126,291     114,576      19,559     112,665
     Fourth Quarter. .     525,939    84,420     165,396      49,548     125,066
                        ___________ _________ ___________ ____________ _________

                        $2,072,523  $ 507,171  $ 547,263    $122,019   $ 445,273
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
                        =========== ========= =========== ============ =========

                          Finance                         Gross Profit
                         and Other  Interest   Equipment  on Equipment    Net
     1999                 Income     Expense    Sales        Sales      Earnings
     _________________  __________ _________ ___________ _____________ _________

     First Quarter . .  $  434,516 $ 138,730 $    97,623  $     7,623  $  91,277
     Second Quarter. .     530,405   139,961     183,086       27,104    102,416
     Third Quarter . .     438,571   141,255      75,303        6,841    102,271
     Fourth Quarter. .     516,341   149,599     117,948        9,648    133,656
                        __________ _________ ___________ ____________ __________

                        $1,919,833 $ 569,545 $   473,960 $    51,216   $ 429,620
                        ========== ========= =========== ============ ==========

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

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

        (a)  The following documents are filed as part of this report:

          1. Consolidated Financial Statements included in Part II of this report:

            Report of Independent Accountants (page 15).

            Consolidated Statement of Financial Position at December 31, 2001 and 2000 (page 16).

            Consolidated Statement of Earnings and Retained Earnings for the years ended December 31, 2001, 2000 and 1999 (page 17).

            Consolidated Statement of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999 (page 18).

            Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999 (pages 19 through 21).

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

          b)  Reports on Form 8-K:

          A Form 8-K dated October 16, 2001, was filed with respect to the Company's financial results for the period ended September 30, 2001.

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

                               IBM CREDIT CORPORATION
                                    (Registrant)

                               By:  /s/Joseph C. Lane
                              ________________________
                                  (Joseph C. Lane)
                                   President

     Date:  March 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 2002.

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

          (28)           Information from reports furnished to
                         state insurance regulatory authorities. Not applicable

          (99)           Additional exhibits.                    Not applicable

                                      EXHIBIT I

                               IBM CREDIT CORPORATION
                         STATEMENT RE COMPUTATION OF RATIOS
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                               (dollars in thousands)

                                        FOR THE YEAR ENDED DECEMBER 31:

                              2001        2000        1999      1998     1997
                           __________  __________ __________ _________ ________

     Fixed charges:
     Interest expense      $ 507,171   $  619,995 $  569,545 $ 611,206 $538,560

     Approximate portion of
     rental expense
     representative of the
     interest factor             272         264         291       239      283
                           __________  __________  _________ _________ ________

     Total fixed charges     507,443      620,259    569,836   611,445  538,843

     Net earnings            445,273      428,357    429,620   308,765  283,893

     Provision for income
      taxes                  289,507     278,509    279,330    200,748  163,215

                           __________  __________  _________ _________ ________

     Earnings before
     income taxes
     and fixed charges     $1,242,223  $1,327,125 $1,278,786 $1,120,958 $985,951
                           ==========  ========== ========== ========== ========
     Ratio of earnings to
       fixed charges             2.45        2.14      2.24      1.83      1.83
                                 ====        ====      ====      ====      ====

                                     EXHIBIT II


                         CONSENT OF INDEPENDENT ACCOUNTANTS



          We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-86615 and 333-42755) of IBM Credit Corporation of our report dated January 17, 2002 relating to the financial statements, which appears in this Form 10-K.


     /s/PricewaterhouseCoopers LLP
     Stamford, CT
     March 27, 2002