Form 10-Q
period 2002-03-31
IBM CREDIT CORP
filed 2002-05-15
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

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

     As of March 31, 2002, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 31, 2002: NONE.

     The registrant meets the conditions set forth in General Instruction H
     (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                        INDEX


     Part I - Financial Information:


                                                                       Page
                                                                       _____

        Item 1.   Consolidated Financial Statements:


          Consolidated Statement of Financial Position
            at March 31, 2002 and December 31, 2001 . . . . . . . . . . . . . 1

          Consolidated Statement of Earnings for the three months ended
            March 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . 2

          Consolidated Statement of Cash Flows for the three months
            ended March 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . 3

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

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                     (Unaudited)

     (Dollars in thousands)
                                               At              At
                                            March 31,     December 31,
                                              2002            2001
                                          _____________   ____________
     ASSETS:

       Cash and cash equivalents. . . . .  $   541,158    $   535,037
       Investment in capital leases, net.    5,076,636      5,253,317
       Equipment on operating leases, net    2,039,975      2,136,954
       Loans receivable, net. . . . . . .    3,538,339      3,875,800
       Working capital financing
         receivables, net . . . . . . . .    1,833,966      2,514,903
       Factored IBM receivables, net. . .      411,488        438,540
       Other assets . . . . . . . . . . .      472,207        554,986
                                            __________    ___________

     Total Assets                          $13,913,769    $15,309,537
                                           ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . .  $ 1,457,070    $ 2,332,375
       Short-term debt-IBM. . . . . . . .    5,433,168      5,213,194
       Due to IBM and affiliates. . . . .    1,539,507      2,017,221
       Interest and other accruals. . . .      326,959        306,795
       Deferred income taxes. . . . . . .      941,624        977,773
       Long-term debt . . . . . . . . . .        4,101         47,333
       Long-term debt-IBM . . . . . . . .    2,750,100      2,875,100
                                           ___________    ___________
          Total liabilities . . . . . . .   12,452,529     13,769,791
                                           ___________    ___________
       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2002 and 2001  . . . .      457,411        457,411
       Accumulated other comprehensive
          loss . . . . . . . .  . . . . .         (598)        (1,218)
       Retained earnings. . . . . . . . .    1,004,427      1,083,553
                                           ___________    ___________
          Total stockholder's equity. . .    1,461,240      1,539,746
                                           ___________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . .  $13,913,769    $15,309,537
                                           ===========    ===========

     The accompanying notes are an integral part of this statement.



                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)
     (Dollars in thousands)
                                                  Three Months Ended
                                                       March 31,
                                                    2002     2001
                                                  ________ ________
     FINANCE AND OTHER INCOME:

     Income from leases:
       Capital leases . . . . . . . . . . . . .  $118,742  $111,079
       Operating leases, net of depreciation. .   130,241   134,139
                                                _________  ________
                                                  248,983   245,218

      Income from loans . . . . . . . . . . . .    72,538    87,264
      Income from working capital financing . .    40,095    67,933
      Equipment sales . . . . . . . . . . . . .   101,447   113,749
      Income from factored IBM receivables. . .     5,165      -
      Other income (loss). . . . .  . . . . . .      (886)    2,812
                                                _________  ________
         Total finance and other income . . . .   467,342   516,976
                                                _________  ________
     COST AND EXPENSES:

      Interest. . . . . . . . . . . . . . . . .    85,810   160,778
      Cost of equipment sales . . . . . . . . .    89,380    94,204
      Selling, general and administrative . . .    72,500    68,364
      Provision for receivable losses . . . . .    86,195    20,788
                                                _________  ________

          Total cost and expenses . . . . . . .   333,885   344,134
                                               __________  ________

     EARNINGS BEFORE INCOME TAXES . . . . . . .   133,457   172,842

     Provision for income taxes . . . . . . . .    52,583    68,769
                                               __________  ________
     NET EARNINGS. . . . . . . . . . . . . . .   $ 80,874  $104,073
                                               ==========  ========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Dollars in thousands)
                                                    Three Months Ended
                                                           March 31,
                                                       2002       2001
                                                  ___________  ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . . . . . .  $    80,874  $   104,073
        Adjustments to reconcile net earnings to
         cash provided by operating activities:
        Depreciation and amortization. . . . . .      328,009      407,620
        Provision for receivable losses. . . . .       86,195       20,788
        (Decrease) increase in deferred income
          taxes. . . . . . . . . . . . . . . . .      (36,149)      11,417
        Increase (decrease) in interest and
          other accruals . . . . . . . . . . . .       20,164     (194,190)
        Proceeds on sale of equipment, net of
          gross profit . . . . . . . . . . . . .       69,994      144,432
        Decrease in amounts due IBM and
          affiliates . . . . . . . . . . . . . .     (477,714)    (603,295)
        (Increase) decrease in miscellaneous
          receivables. . . . . . . . . . . . . .      (16,490)     153,403
        Decrease in deferred assets. . . . . . .       97,661       93,647
        Other, net . . . . . . . . . . . . . . .       23,604        5,291
                                                  ___________  ___________
     Cash provided by operating activities . . .      176,148      143,186
                                                  ___________  ___________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . . . . . .     (558,778)    (715,098)
        Collections of capital leases, net of
         income earned . . . . . . . . . . . . .      675,517      600,571
        Investment in equipment on operating
         leases. . . . . . . . . . . . . . . . .     (310,485)    (366,950)
        Investment in loans receivable . . . . .     (411,452)    (430,461)
        Collections of loans receivable, net
         of interest earned. . . . . . . . . . .      715,075      607,348
        Collections of working capital financing
         receivables, net. . .                        559,067      408,700
        Purchase of factored IBM receivables . .     (785,872)         -
        Collections of IBM factored receivables,
          net of income earned . . . . . . . . .      813,573          -
        Proceeds from sale of selected working
          capital financing receivables. . . . .       75,564          -
        Other, net . . . . . . . . . . . . . . .       40,318       12,016
                                                   ___________  ___________
     Cash provided by investing activities . . .      812,527      116,126
                                                   ___________  ___________

     The accompanying notes are an integral part of this statement.



                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Continued)
                                                           Three Months Ended
                                                            March 31,
                                                       2002         2001
                                                   ___________  ___________
     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of long-term
         debt . . . . . . . . . . . . . . . . . .        4,101      200,000
        Repayment of debt with original
         maturities of one year or more . . . . .     (475,000)    (124,890)
        Repayment of debt with original maturities
         within one year, net . . . . . . . . . .     (351,655)    (631,648)
        Cash dividends paid to IBM. . . . . . . .     (160,000)    (200,000)
                                                   ___________  ___________
     Cash used in financing activities. . . . . .     (982,554)    (756,538)
                                                   ___________  ___________
     Change in cash and cash equivalents. . . . .        6,121     (497,226)

     Cash and cash equivalents, January 1 . . . .      535,037      951,490
                                                   ___________  ___________
     Cash and cash equivalents, March 31. . . . .  $   541,158   $  454,264
                                                   ===========  ===========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1 - BASIS OF PRESENTATION:

     In the opinion of management of IBM Credit Corporation (the Company), all adjustments necessary for a fair statement of the results for the three-month periods are reflected in the unaudited interim financial statements presented. These adjustments are of a normal recurring nature.

     Reclassifications: Certain prior year amounts in the Consolidated Statement of Earnings have been reclassified to conform to current year presentation.

     NOTE 2 - RELATED COMPANY TRANSACTIONS:

     The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $205.9 million and $199.7 million of such financings during the three months ended March 31, 2002, and 2001, respectively. At March 31, 2002, and December 31, 2001, $1,229.0 million and $1,134.1 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was $45.0 million and $51.4 million for the first three months of 2002, and 2001, respectively.

     The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide an interest-free financing period to its remarketers. Included in income from working capital financing is $23.5 million and $23.8 million of fee income earned from IBM for the three months ended March 31, 2002, and 2001, respectively.

     The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the three months ended March 31, 2002, and 2001, the Company's sales of equipment to IBM amounted to $20.0 million and $38.6 million, respectively.

     In May 2001, the Company resumed factoring certain IBM receivables by purchasing selected factoring assets from IBM International Holdings Finance Company, Ltd. (IIHFC), at cost which approximates fair market value. During the three months ended March 31, 2002, the Company acquired receivables having a nominal value of $788.7 million for $785.9 million.

     The Company has a master loan agreement with IBM. This agreement allows for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of the Company. At March 31, 2002, and December 31, 2001, the Company had $3,558.2 million and $3,238.2 million, respectively, of borrowings outstanding under this agreement.

     The Company and IBM have an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At March 31, 2002, and December 31, 2001, the Company had $4,625.1 million and $4,850.1 million, respectively, of borrowings outstanding under this agreement. Long-term debt-IBM of $2,750.1 million at March 31, 2002, is payable at market terms and conditions and has maturity dates ranging from June 2, 2003, to December 22, 2004.

     Interest expense of $66.3 million and $80.0 million was incurred on loans from IBM and affiliates during the three months ended March 31, 2002, and 2001, respectively.

     Pursuant to an operating agreement, the Company is charged by IBM for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $24.4 million and $22.2 million for the three months ended March 31, 2002, and 2001, respectively, and are included in selling, general and administrative expenses.

     NOTE 3 - OTHER COMPREHENSIVE INCOME:

     The following table summarizes the components of comprehensive income:

     (Dollars in thousands)
                                         Three Months Ended
                                               March 31,
                                            2002       2001
                                        __________  _________

     Net earnings . . . . . . . . . . . $   80,874  $ 104,073
     Net unrealized gains from cash flow
       hedges, net of tax. . . . . . . .       620        588
                                        __________  _________
     Comprehensive income . . . . . . . $   81,494  $ 104,661
                                        ==========  =========

     NOTE 4 - SEGMENT REPORTING:

     The Company is organized on the basis of its finance offerings. The Company's reportable segments are strategic business units that offer different financing solutions based upon the customers' needs.

     The Company's operations are conducted primarily through its two operating segments: Customer Financing and Commercial Financing. The Customer Financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The Commercial Financing segment provides primarily secured inventory and accounts receivable financing ("working capital financing") for dealers and remarketers of information industry products. Also included in the commercial financing segment are participation loans. There are two types of participation loans: one in which the Company has purchased a fixed percentage of a specific customer's loan facility from a bank or other lending institution; and one in which the Company is part of a lending group that originates the loan. In both cases, the Company receives its fixed percentage of interest and loan fees, less administrative fees charged by the agent bank.

     The accounting policies of the segments are the same as those followed by the Company. Segment data includes an allocation of interest expense and all corporate headquarters costs to each of its operating segments. Interest expense is allocated primarily on the basis of a planned leverage ratio using an average interest rate. Corporate headquarters expenses are allocated on the basis of headcount, an annual survey of the corporate staff to determine the time spent on each business segment and asset utilization depending on the type of expense. The Company evaluates the performance of its segments and allocates resources to them based upon their earnings before taxes.

     The following schedules represent disaggregated income and expense information for both segments. There are no intersegment transactions.

     (in thousands)

     For the three months ended March 31:

                                Customer       Commercial
             2002               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Finance and other income $     416,008  $     46,580 $   462,588
     Interest expense.......  $      75,871  $      7,126 $    82,997
     Earnings before income
       taxes................  $     179,145  $    (46,315)$   132,830

            2001
     ______________________

     Finance and other income $     431,115  $     83,006 $   514,121
     Interest expense.......  $     127,864  $     27,723 $   155,587
     Earnings before income
       taxes................  $     141,600  $     33,578 $   175,178

                                Customer       Commercial
                                Financing      Financing      Total
                              _____________  ____________ ___________

     At March 31, 2002:

     Assets.................  $  10,234,202  $  2,443,178 $12,677,380

     At December 31, 2001:

     Assets.................  $  10,860,545  $  3,199,506 $14,060,051

     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts is as follows:

                                                  Three Months Ended
                                                        March 31,
                                                     2002     2001
     (in thousands)                               _________ _________

     Finance and Other Income:
     Total finance and other income for
      reportable segments.......................  $ 462,588 $ 514,121
     Other finance and other income.............      4,754     2,855
                                                  _________ _________
     Total consolidated finance and other income  $ 467,342 $ 516,976
                                                  ========= =========
     Interest Expense:
     Total interest expense for reportable
      segments..................................  $  82,997 $ 155,587
     Other interest expense.....................      2,813     5,191
                                                  _________ _________
     Total consolidated interest expense........  $  85,810 $ 160,778
                                                  ========= =========

     Earnings Before Income Taxes:
     Total earnings before income taxes for
      reportable segments......................   $ 132,830 $ 175,178
     Other earnings (loss) before income taxes.         627    (2,336)
                                                  _________ _________
     Total consolidated earnings before income
      taxes....................................   $ 133,457 $ 172,842
                                                  ========= =========

                                           At               At
                                        March 31,       December 31,
                                          2002             2001
                                      _____________   ______________
     Assets:
     Total assets for reportable
       segments....................   $ 12,677,380    $ 14,060,051
     Other assets..................      1,236,389       1,249,486
                                      _____________   _____________
     Total consolidated assets.....   $ 13,913,769    $ 15,309,537
                                      =============   =============

     For the three months ended March 31, 2002, and 2001, IBM accounted for $94.6 million and $115.6 million, respectively, of the Company's consolidated finance and other income.

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

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     OVERVIEW

     Net earnings for the three months ended March 31, 2002, were $80.9 million, yielding a return on average equity of 21.0 percent, compared with net earnings of $104.1 million, yielding a return on average equity of 22.0 percent for the same period of 2001.

     FINANCING ORIGINATED

     For the three months ended March 31, 2002, the Company originated customer equipment financing for end users of $1,379.4 million, an 8 percent decrease from $1,497.4 million for the three months ended March 31, 2001. The decrease in customer equipment financing originated is related to the decrease in demand for advanced information processing products caused by the current economic environment.

     Customer financing originations for end users included purchases of $640.4 million of information handling systems from IBM, consisting of $472.3 million for capital leases and $168.1 million for operating leases. In addition, customer financing originations for end users included the following: (1) financing for IBM software and services of $391.9 million;
     (2) financings of $228.8 million, which includes IBM and non-IBM equipment and software and services to meet IBM customers' total solution requirements; (3) installment and lease financing of $106.2 million, managed by the Company for the account of IBM; and (4) financing originated for installment receivables for IBM information handling systems of $12.1 million.

     The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of IBM advanced information processing products with terms generally from two to three years.

     For the first quarter of 2002, originations of working capital financing for dealers and remarketers of information industry products decreased by 17 percent to $2,473.0 million, compared with $2,980.5 million for the
     first  quarter  of  2001.    The  decline  in  working  capital  financing
     originations reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company in 2002. Additionally, the trend toward lower IBM sales through remarketers contributed to the decrease in working capital financing originations during the first quarter of 2002.

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

     Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales. For the three months ended March 31, 2002, the remarketing activities contributed $102.9 million to pretax earnings, an increase of 12 percent compared with $92.0 million for the three months ended March 31, 2001, primarily due to a decrease in writedowns on returns of leased equipment.

     At March 31, 2002, the investment in remarketed equipment on capital and operating leases totaled $260.3 million, compared with 2001 year-end investment of $269.5 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets decreased to $13,913.8 million at March 31, 2002, compared with $15,309.5 million at December 31, 2001. This decrease is primarily attributable to a decrease in the Company's lease, loan, working capital financing and factored IBM receivables portfolios, due to declining volumes and the traditional seasonality of IBM's business.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $9,644.4 million of debt at March 31, 2002. Total short-term and long-term debt decreased by approximately $823.6 million, from $10,468.0 million at December 31, 2001. This decrease was the result of decreases in commercial paper of $674.2 million, short-term debt of $201.2 million, long-term debt of $43.2 million and long-term debt payable to IBM of $125.0 million, offset by an increase in short-term debt payable to IBM of $220.0 million. Long-term debt, IBM at March 31, 2002, of $2,750.1 million was payable at market terms and conditions and had maturity dates ranging from June 2, 2003, to December 22, 2004.

     At March 31, 2002, the Company had available $9.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company intends to issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate amount of up to Euro 8.0 billion, or its equivalent in any other currency. At March 31, 2002, there was Euro 4.0 billion available for the issuance
     of  debt  securities  under  this  program.    The  Company  had  no  debt
     outstanding under this program as of March 31, 2002. The Company may issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower under IBM's $12.0 billion committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company and IBM have master loan agreements for both short-term and long-term funding. At March 31, 2002, and December 31, 2001, the Company had $8,183.3 million and $8,088.3 million, respectively, of borrowings outstanding under this agreement. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details.

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

     Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, software license fees and services and factored IBM receivables. Also included in amounts due to IBM and affiliates are amounts due to IBM for services received from IBM under the intercompany operating agreement, as well as income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $477.7 million to $1,539.5 million at March 31, 2002, from $2,017.2 million at December 31, 2001. This decrease was primarily attributable to a decrease in the amount payable for term leases, working capital financing receivables and income taxes.

     At March 31, 2002, the Company's debt to equity ratio was 6.6:1, compared with 6.8:1 at December 31, 2001.

     The Company has guaranteed certain loans and financial commitments. These financial guarantees amounted to $92.1 million and $96.4 million, at March 31, 2002, and December 31, 2001, respectively.

     The Company has approved but unused working capital lines of credit available to customers which amounted to $2,246.7 million and $2,500.5 million at March 31, 2002, and December 31, 2001, respectively.

     Additionally, the Company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $229.1 million and $269.0 million at March 31, 2002, and December 31, 2001, respectively.

     The table below summarizes the Company's contractual obligations and financing commitments as of March 31, 2002, and their expirations dates:

     (Dollars in millions)
                              Balance
                               as of              Amounts expiring in:
                              March 31,
                                2002       2002    2003-04  2005-06  After 2006
                             ___________ _________ ________ _______  __________
     Long-term debt. . . . .  $2,754.2   $    -    $2,754.2 $   -    $    -
     Unused lines of credit.   2,246.7    1,540.6     340.0   180.0      186.1
     Financial guarantees. .      92.1       66.1      26.0      -         -
     Other financing
       commitments . . . . .     229.1       96.0     129.6     3.2         .3

     TOTAL CASH PROVIDED BEFORE DIVIDENDS

     Total cash provided before dividends was $166.1 million for the three months ended March 31, 2002, compared with total cash used before dividends of $297.2 million for the same period of 2001. For the first three months of 2002, total cash provided before dividends reflects $176.1 million of cash provided by operating activities, offset by $10.0 million of cash used in investing and financing activities before dividends. For the first three months of 2001, total cash used before dividends reflects $440.4 million of cash used in investing and financing activities, offset by $143.2 million of cash provided by operating activities. Cash and cash equivalents at March 31, 2002, totaled $541.2 million, an increase of $6.1 million, compared with the balance at December 31, 2001.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases increased 2 percent to $249.0 million for the first quarter of 2002, from $245.2 million in the first quarter of 2001. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $90.9 million for the first three months of 2002, an increase of 21 percent from $74.9 million for the same period of 2001. Improved average lease yields and lower writedowns contributed to the overall increase in lease income and lease income from remarketing transactions for the three months ended March 31, 2002.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently.
     A review of the Company's $947.0 million residual value portfolio at March 31, 2002, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company did not record any write-down to its residual value portfolio during the three months ended March 31, 2002, or 2001.

     INCOME FROM LOANS

     Income from loans decreased 17 percent to $72.5 million for the three months ended March 31, 2002, compared with $87.3 million for the same period of 2001. This decrease resulted from lower average loan balances, which were due to the decline in financing originated for software and services and a decline in yields.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing decreased 41 percent to $40.1 million for the first quarter of 2002, compared with $67.9 million for the first quarter of 2001. This decrease is due to a decline in fee income earned from inventory financing and interest income from dealer financing due to lower originations. Additionally, a decrease in income from revolving participation loans contributed to the overall decline in income from working capital financing receivables.

     EQUIPMENT SALES

     Equipment sales amounted to $101.4 million for the first quarter of 2002, compared with $113.7 million for the first quarter of 2001. Gross profit on equipment sales for the first quarter of 2002 was $12.1 million, compared with $19.5 million for the same period of 2001. The gross profit margin for the first quarter of 2002 decreased to 11.9 percent, compared with 17.2 percent for the same period of 2001. The mix of products available for sale and changing market conditions for certain used equipment during the first quarter of 2002 contributed to the decrease in sales, gross profit and gross profit margins, compared with the first quarter of 2001.

     INCOME FROM FACTORED IBM RECEIVABLES

     In May 2001, the Company resumed the factoring of selected IBM receivables. Income from factored IBM receivables amounted to $5.2 million for the three months ended March 31, 2002. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details.

     OTHER INCOME (LOSS)

     Other loss amounted to $.9 million for the first quarter of 2002, compared with other income of $2.8 million for the first quarter of 2001. The decrease in other income is primarily attributable to a $3.1 million loss incurred on one of the Company's investments.

     INTEREST EXPENSE

     Interest expense decreased 47 percent to $85.8 million for the first quarter of 2002, compared with $160.8 million for the same period of 2001. This decrease is due to a decline in interest rates and in the Company's average debt balance outstanding. The Company's average cost of debt for the first quarter of 2002 decreased to 3.9 percent, from 6.1 percent for the same period of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 6 percent to $72.5 million for the first quarter of 2002, compared with $68.4 million for the first quarter of 2001. This increase is attributable to an increase in salaries and employee related expenses.

     PROVISION FOR RECEIVABLE LOSSES

     The majority of the Company's portfolio of capital equipment leases and loans is with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed.

     The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, while continuously declining, remains significant. At March 31, 2002, and December 31, 2001, approximately 44 percent and 42 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts.

     As of March 31, 2002, the Company's allowance for receivable losses of $256.4 million represented management's best estimate of probable losses inherent in its portfolios. This allowance consisted of $183.2 million allocated to specific accounts and $73.2 million that was unallocated. As of December 31, 2001, the Company's allowance for receivable losses of $180.4 million consisted of $104.8 million that was allocated to specific accounts and $75.6 million that was unallocated. While the overall asset quality of the portfolio has remained relatively stable, the Company continues to pay particular attention to areas of potential risk which
     includes  exposure  to  the  telecom  industry.    As  a  result  of  the
     deterioration of the financial condition of certain companies in this and other industries, the Company recorded additional specific reserves which were based upon estimates of the collectibility and recovery, including collateral.

     The overall provision for receivable losses increased to $86.2 million for the three months ended March 31, 2002, compared with $20.8 million for the same period of 2001. The increase in the provision for receivable losses is primarily attributable to the matters referred to above.

     For the three months ended March 31, 2002, and 2001, the Company's write-offs amounted to $10.2 million and $8.3 million, respectively. Write-offs for the three months ended March 31, 2002, and 2001, have not materially exceeded the amount estimated as uncollectible when the reserves were recorded.

     INCOME TAXES

     Income taxes for 2002 amounted to $52.6 million for the quarter ended March 31, 2002, compared with $68.8 million for same period of 2001. This decrease is due to a decrease in earnings before income taxes.

     RETURN ON AVERAGE EQUITY

     The results for the three months ended March 31, 2002, yielded an annualized return on average equity of 21.0 percent, compared with 22.0 percent for the same period of 2001.

     CLOSING DISCUSSION

     The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, which contributes to the growth and stability of IBM earnings.

     FORWARD LOOKING STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Quarterly Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness of the customers; the Company's associated collection and asset management efforts; the Company's determination and subsequent recoverability of recorded residual values; currency fluctuations on the Company's assets; change in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the SEC.

                             Part II - Other Information

     Item 1.  Legal Proceedings

     None material.


     Item 6(b).  Reports on Form 8-K

     A Form 8-K dated January 17, 2002, was filed with respect to the Company's financial results for the period ended December 31, 2001.

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

                                          IBM CREDIT CORPORATION
                                        _______________________________
                                             (Registrant)

     Date: May 15, 2002            By:  /s/ Paula L. Summa
                                        (Paula L. Summa)
                                        Vice President, Finance
                                        and Chief Financial Officer