Form 10-Q
period 2002-06-30
IBM CREDIT CORP
filed 2002-08-13
CIK 353524

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002

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

     As of June 30, 2002, 936 shares of capital stock, par value $1.00 per share, were held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at June 30, 2002: NONE.

     The registrant meets the conditions set forth in General Instruction H
     (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                        INDEX


     Part I - Financial Information:


                                                                          Page
                                                                          _____

        Item 1.   Consolidated Financial Statements:


          Consolidated Statement of Financial Position
            at June 30, 2002 and December 31, 2001 . . . . . . . . . . . . .  1

          Consolidated Statement of Earnings for the three and six months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . .  2

          Consolidated Statement of Cash Flows for the six months
            ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . .  3

          Notes to Consolidated Financial Statements . . . . . . . . . . . .  5


        Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations. . . .  . . . . 10

     Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . 19

                               IBM CREDIT CORPORATION

                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                     (Unaudited)

     (Dollars in thousands)
                                               At              At
                                            June 30,      December 31,
                                              2002            2001
                                          _____________   ____________
     ASSETS:

       Cash and cash equivalents. . . . .  $   967,156    $   535,037
       Investment in capital leases, net.    4,930,376      5,253,317
       Equipment on operating leases, net    1,969,255      2,136,954
       Loans receivable, net. . . . . . .    3,441,708      3,875,800
       Working capital financing
         receivables, net . . . . . . . .    1,903,154      2,514,903
       Factored IBM receivables, net. . .      413,027        438,540
       Other assets . . . . . . . . . . .      385,100        554,986
                                            __________    ___________

     Total Assets                          $14,009,776    $15,309,537
                                           ===========    ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY:

       Liabilities:

       Short-term debt. . . . . . . . . .  $ 2,074,650    $ 2,332,375
       Short-term debt-IBM. . . . . . . .    5,774,298      5,213,194
       Due to IBM and affiliates. . . . .    1,504,329      2,017,221
       Interest and other accruals. . . .      268,452        306,795
       Deferred income taxes. . . . . . .      923,116        977,773
       Long-term debt . . . . . . . . . .        3,093         47,333
       Long-term debt-IBM . . . . . . . .    2,015,100      2,875,100
                                           ___________    ___________
          Total liabilities . . . . . . .   12,563,038     13,769,791
                                           ___________    ___________
       Stockholder's equity:

       Capital stock, par value $1.00 per share
          Shares authorized: 10,000
          Shares issued and outstanding:
            936 in 2002 and 2001  . . . .      457,411        457,411
       Accumulated other comprehensive
          loss . . . . . . . .  . . . . .         (329)        (1,218)
       Retained earnings. . . . . . . . .      989,656      1,083,553
                                           ___________    ___________
          Total stockholder's equity. . .    1,446,738      1,539,746
                                           ___________    ___________
     Total Liabilities and Stockholder's
       Equity . . . . . . . . . . . . . .  $14,009,776    $15,309,537
                                           ===========    ===========

     The accompanying notes are an integral part of this statement.



                               IBM CREDIT CORPORATION

                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)
     (Dollars in thousands)
                                        Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                          2002     2001       2002     2001
                                        ________ ________  ________  ________
     FINANCE AND OTHER INCOME:
       Income from leases:
          Capital leases . . . . . . .  $107,041 $124,274  $225,784  $235,353
          Operating leases, net of
           depreciation. . . . . . . .   107,978  115,441   238,219   249,581
                                        ________ ________  ________  ________
                                         215,019  239,715   464,003   484,934

       Income from loans . . . . . . .    68,789   82,037   141,327   169,302
       Income from working capital
        financing. . . . . . . . . . .    33,378   51,349    73,473   119,282
       Equipment sales . . . . . . . .   118,531  153,542   219,978   267,292
       Income from factored IBM
        receivables. . . . . . . . . .     6,013    2,863    11,178     2,863
       Other loss. . . . . . . . . . .       (88)  (5,757)     (973)   (2,948)
                                        ________ ________ _________ _________
        Total finance income and
          other loss . . . . . . . . .   441,642  523,749   908,986 1,040,725
                                        ________ ________ _________ _________
     COST AND EXPENSES:
       Interest. . . . . . . . . . . .    83,118  135,682   168,929   296,460
       Cost of equipment sales . . . .    90,574  120,175   179,954   214,379
       Selling, general, and
        administrative . . . . . . . .    69,039   65,201   141,539   133,565
       Provision for receivable losses    58,269   33,056   144,464    53,845
                                        ________ ________ _________ _________
        Total cost and expenses. . . .   301,000  354,114   634,886   698,249
                                        ________ ________ _________ _________
     EARNINGS BEFORE INCOME TAXES. . .   140,642  169,635   274,100   342,476

     Provision for income taxes. . . .    55,414   66,166   107,997   134,935
                                        ________ ________ _________ _________

     NET EARNINGS . . . . . . . . . .   $ 85,228 $103,469 $ 166,103 $ 207,541
                                        ======== ======== ========= =========

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Dollars in thousands)
                                                       Six Months Ended
                                                           June 30,
                                                       2002       2001
                                                  ___________  ___________
     CASH FLOWS FROM OPERATING ACTIVITIES:

        Net earnings . . . . . . . . . . . . . .  $   166,103  $   207,541
        Adjustments to reconcile net earnings to
         cash provided by operating activities:
        Depreciation and amortization. . . . . .      633,421      801,451
        Provision for receivable losses. . . . .      144,464       53,845
        (Decrease) increase in deferred income
          taxes. . . . . . . . . . . . . . . . .      (54,657)      20,681
        Decrease in interest and other accruals.      (38,343)    (177,508)
        Proceeds on sale of equipment, net of
          gross profit . . . . . . . . . . . . .      177,485      235,894
        Decrease in amounts due IBM and
          affiliates . . . . . . . . . . . . . .     (512,892)    (176,719)
        Decrease in miscellaneous receivables. .      145,195       70,366
        Decrease in deferred assets. . . . . . .       13,334       89,793
        Other, net . . . . . . . . . . . . . . .       12,439       29,901
                                                  ___________  ___________
     Cash provided by operating activities . . .      686,549    1,155,245
                                                  ___________  ___________

     CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in capital leases . . . . . .   (1,099,851)  (1,625,155)
        Collections of capital leases, net of
         income earned . . . . . . . . . . . . .    1,328,055    1,261,824
        Investment in equipment on operating
         leases. . . . . . . . . . . . . . . . .     (564,212)    (610,466)
        Investment in loans receivable . . . . .     (953,435)    (907,796)
        Collections of loans receivable, net
         of interest earned. . . . . . . . . . .    1,209,952    1,045,192
        Collections of working capital financing
         receivables, net. . .                        487,189      580,196
        Proceeds from sale of selected working
          capital financing receivables. . . . .       75,564          -
        Purchase of factored IBM receivables . .   (1,748,140)  (1,045,909)
        Collections of IBM factored receivables,
          net of income earned . . . . . . . . .    1,783,426      668,604
        Other, net . . . . . . . . . . . . . . .       82,888       57,827
                                                   ___________  ___________
     Cash provided by (used in) investing
        activities . . . . . . . . . . . . . . .      601,436     (575,683)
                                                   ___________  ___________

     The accompanying notes are an integral part of this statement.

                               IBM CREDIT CORPORATION

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
     (Continued)
     (Dollars in thousands)
                                                        Six Months Ended
                                                            June 30,
                                                       2002         2001
                                                   ___________  ___________
     CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of long-term
         debt . . . . . . . . . . . . . . . . . .      194,101    1,200,100
        Repayment of debt with original
         maturities of one year or more . . . . .   (1,276,125)  (2,218,798)
        Issuance of debt with original
         maturities within one year, net. . . . .      486,158      461,420
        Cash dividends paid to IBM. . . . . . . .     (260,000)    (418,000)
                                                   ___________  ___________
     Cash used in financing activities. . . . . .     (855,866)    (975,278)
                                                   ___________  ___________
     Change in cash and cash equivalents. . . . .      432,119     (395,716)

     Cash and cash equivalents, January 1 . . . .      535,037      951,490
                                                   ___________  ___________
     Cash and cash equivalents, June 30. . . . .   $   967,156   $  555,774
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

     NOTE 2 - RELATED COMPANY TRANSACTIONS:

     The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $273.4 million and $382.1 million of such financings during the six months ended June 30, 2002, and 2001, respectively. At June 30, 2002, and December 31, 2001, $1,289.6 million and $1,134.1 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was $84.2 million and $102.9 million for the first six months of 2002, and 2001, respectively.

     The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide an interest-free financing period to its remarketers. Included in income from working capital financing is $41.4 million and $42.2 million of fee income earned from IBM for the six months ended June 30, 2002, and 2001, respectively.

     The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the six months ended June 30, 2002, and 2001, the Company's sales of equipment to IBM amounted to $37.6 million and $88.1 million, respectively.

     IBM Credit International Factoring Corporation (ICIFC), a subsidiary of the Company, has entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC will periodically purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables. During the six months ended June 30, 2002, and 2001, the Company acquired IBM customer receivables having a nominal value of $1,757.2 million and $1,048.7 million, for $1,748.1 million and $1,045.9 million, respectively.

     The Company has a master loan agreement with IBM. This agreement allows for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of the Company. At June 30, 2002, and December 31, 2001, the Company had $3,724.3 million and $3,238.2 million, respectively, of borrowings outstanding under this agreement.

     The Company and IBM have an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At June 30, 2002, and December 31, 2001, the Company had $4,065.1 million and $4,850.1 million, respectively, of borrowings outstanding under this agreement. Long-term debt-IBM of $2,015.1 million at June 30, 2002, is payable at market terms and conditions and has maturity dates ranging from July 30, 2003, to June 24, 2005.

     Interest expense of $130.6 million and $151.4 million was incurred on loans from IBM and affiliates during the six months ended June 30, 2002, and 2001, respectively.

     Pursuant to an operating agreement, the Company is charged by IBM for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $50.5 million and $45.0 million for the six months ended June 30, 2002, and 2001, respectively, and are included in selling, general and administrative expenses.

     NOTE 3 - OTHER COMPREHENSIVE INCOME:

     The following table summarizes the components of comprehensive income:

     (Dollars in thousands)
                                        Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                           2002     2001      2002     2001
                                        ________ ________  ________  ________

     Net earnings . . . . . . . . . . . $ 85,228 $103,469  $166,103  $207,541

     Other comprehensive income, net of tax:
       Deferred gains (losses) from cash
         flow hedges, net of tax. . . .      269   (2,243)      889    (1,655)
       Unrealized gains on marketable
        securities, net of tax. . . . .       -        46        -         46

                                        ________ ________ _________ _________
     Other comprehensive income (loss).      269   (2,197)      889    (1,609)
                                        ________ ________ _________ _________
     Comprehensive income. . . . . . . .$ 85,497 $101,272  $166,992  $205,932
                                        ======== ======== ========= =========

     NOTE 4 - SEGMENT REPORTING:

     The Company is organized on the basis of its finance offerings. The Company's reportable segments are strategic business units that offer different financing solutions based upon the customers' needs.

     The Company's operations are conducted primarily through its two operating segments: Customer Financing and Commercial Financing. The Customer Financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The Commercial Financing segment provides primarily secured inventory and accounts receivable financing ("working capital financing") for dealers and remarketers of information industry products. Also included in the commercial financing segment are syndicated loans. There are two types of syndicated loans: one in which the Company has purchased a fixed percentage of a specific customer's loan facility from a bank or other lending institution; and one in which the Company is part of a lending group that originates the loan. In both cases, the Company receives its fixed percentage of interest and loan fees, less administrative fees charged by the agent bank.

     The accounting policies of the segments are the same as those followed by the Company. Segment data includes an allocation of interest expense and all corporate headquarters costs to each of its operating segments. Interest expense is allocated primarily on the basis of a planned leverage ratio using an average interest rate. Corporate headquarters expenses are allocated on the basis of headcount, an annual survey of the corporate staff to determine the time spent on each business segment and asset utilization depending on the type of expense. The Company evaluates the performance of its segments and allocates resources to them based upon their earnings before income taxes.

     The following schedules represent disaggregated income and expense information for both segments. There are no intersegment transactions.

     (in thousands)

     For the three months ended June 30:

                                Customer       Commercial
             2002               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Finance and other income $     395,012  $     39,870 $   434,882
     Interest expense.......  $      73,443  $      6,422 $    79,865
     Earnings (loss) before
       income taxes.........  $     163,938  $    (25,307)$   138,631

            2001
     ______________________

     Finance and other income $     461,070  $     64,841 $   525,911
     Interest expense.......  $     112,386  $     20,581 $   132,967
     Earnings before income
       taxes................  $     149,149  $     24,521 $   173,670

     (in thousands)

     For the six months ended June 30:

                                Customer       Commercial
             2002               Financing      Financing      Total
     ______________________   _____________  ____________ ___________

     Finance and other income $     811,020  $     86,450 $   897,470
     Interest expense.......  $     149,314  $     13,548 $   162,862
     Earnings (loss) before
       income taxes.........  $     343,083  $    (71,622)$   271,461

            2001
     ______________________

     Finance and other income $     892,185  $    147,847 $ 1,040,032
     Interest expense.......  $     240,250  $     48,304 $   288,554
     Earnings before income
       taxes................  $     290,749  $     58,099 $   348,848

                                 Customer     Commercial
                                Financing      Financing      Total
                              _____________  ____________ ___________

     At June 30, 2002:

     Assets.................  $  10,051,012  $  2,407,939 $12,458,951

     At December 31, 2001:

     Assets.................  $  10,860,545  $  3,199,506 $14,060,051

     A reconciliation of total segment revenues, total segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts is as follows:

                                    Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     2002      2001        2002      2001
                                   _________ _________ __________ __________
     (in thousands)
     Finance and Other Income:
     Total finance and other income
      for reportable segments..... $ 434,882 $ 525,911 $  897,470 $1,040,032
     Other finance and other
      income (loss)...............     6,760    (2,162)    11,516        693
                                   _________ _________ __________ __________
     Total consolidated finance
      and other income ........... $ 441,642 $ 523,749 $  908,986 $1,040,725
                                   ========= ========= ========== ==========

     (in thousands)
                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     2002      2001        2002      2001
                                   _________ _________ __________ __________

     Interest Expense:
     Total interest expense for
      reportable segments......... $  79,865 $ 132,967 $  162,862 $  288,554
     Other interest expense.......     3,253     2,715      6,067      7,906
                                   _________  ________  _________ __________
     Total consolidated  interest
      expense..................... $  83,118 $ 135,682 $  168,929 $  296,460
                                   ========= ========= ========== ==========

                                    Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     2002      2001        2002      2001
                                  _________ _________ __________ __________
     Earnings Before Income Taxes:
     Total earnings before income
      taxes for reportable segments$ 138,631 $ 173,670 $  271,461 $  348,848
     Other earnings (loss) before
      income taxes................     2,011    (4,035)     2,639    (6,372)
                                   _________ _________ __________ __________
     Total consolidated earnings
      before income taxes......... $ 140,642 $ 169,635 $  274,100 $  342,476
                                   ========= ========= ========== ==========

                                           At               At
                                        June 30,       December 31,
                                          2002             2001
                                      _____________   ______________
     Assets:
     Total assets for reportable
       segments....................   $ 12,458,951    $ 14,060,051
     Other assets..................      1,550,825       1,249,486
                                      _____________   _____________
     Total consolidated assets.....   $ 14,009,776    $ 15,309,537
                                      =============   =============

     For the three months ended June 30, 2002, and 2001, IBM accounted for $81.3 million and $123.5 million, respectively, of the Company's consolidated finance and other income. For the six months ended June 30, 2002, and 2001, IBM accounted for $176.0 million and $239.1 million, respectively, of the Company's consolidated finance and other income.

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

                               IBM CREDIT CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     OVERVIEW

     Net earnings for the three months ended June 30, 2002, were $85.2 million. Net earnings for the six months ended June 30, 2002, were $166.1, yielding an annualized return on average equity of 21.9 percent. Net earnings for the three and six month periods ended June 30, 2001, were $103.5 million and $207.5 million, respectively. The annualized return on average equity of the six months ended June 30, 2001, was 22.4 percent.

     FINANCING ORIGINATED

     For the three months ended June 30, 2002, the Company originated customer equipment financing for end users of $1,500.1 million, a 14 percent decrease from $1,741.3 million for the same period of 2001. For the six months ended June 30, 2002, the Company originated customer equipment financing for end users of $2,879.5 million, an 11 percent decrease from $3,238.7 million for the six months ended June 30, 2001. The decrease in customer equipment financing originated is related to the decrease in demand for advanced information processing products caused by the current economic environment.

     Customer financing originations for end users included purchases of $1,302.7 million of information handling systems from IBM, consisting of $946.6 million for capital leases and $356.1 million for operating leases. In addition, customer financing originations for end users included the following: (1) financing for IBM software and services of $879.5 million;
     (2) financings of $361.3 million, which includes IBM and non-IBM equipment and software and services to meet IBM customers' total solution requirements; (3) installment and lease financing of $280.4 million, managed by the Company for the account of IBM; and (4) financing originated for installment receivables for IBM information handling systems of $55.6 million.

     The Company's capital lease portfolio primarily includes direct financing leases. Both direct financing leases and operating leases consist principally of IBM advanced information processing products with terms generally from two to three years.

     For the three months ended June 30, 2002, originations of working capital financing for dealers and remarketers of information industry products decreased by 7 percent to $2,488.4 million, compared with $2,670.4 million for the same period of 2001. For the first half of 2002, originations of working capital financing for dealers and remarketers of information industry products decreased by 12 percent to $4,961.4 million, compared with $5,650.9 million for the first half of 2001. The decline in working capital financing originations reflects volume decreases in IBM's workstation products and non-IBM products for remarketers financed by the Company in 2002. Additionally, the trend toward lower IBM sales through remarketers contributed to the decrease in working capital financing originations during the first half of 2002.

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

     Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales. For the three months ended June 30, 2002, the remarketing activities contributed $107.5 million to pretax earnings, an increase of 1 percent compared with $106.8 million for the same period of 2001. For the six months ended June 30, 2002, the remarketing activities contributed $210.4 million to pretax earnings, an increase of 6 percent compared with $198.8 million for the same period of 2001. These increases are primarily due to a decrease in write-downs on returns of leased equipment.

     At June 30, 2002, the investment in remarketed equipment on capital and operating leases totaled $250.1 million, compared with 2001 year-end investment of $269.5 million.

     FINANCIAL CONDITION

     ASSETS

     Total assets decreased to $14,009.8 million at June 30, 2002, compared with $15,309.5 million at December 31, 2001. This decrease is primarily attributable to a decrease in the Company's lease, loan, working capital financing and factored IBM receivables portfolios, due to declining
     volumes  and  the  traditional  seasonality  of  IBM's  business.    These
     decreases were offset by an increase in cash and cash equivalents.

     LIABILITIES AND STOCKHOLDER'S EQUITY

     The assets of the Company were financed with $9,867.1 million of debt at June 30, 2002. Total short-term and long-term debt decreased by approximately $600.9 million, from $10,468.0 million at December 31, 2001. This decrease was the result of decreases in short-term debt of $257.8 million, long-term debt of $44.2 million and long-term debt payable to IBM of $860.0 million, offset by an increase in short-term debt payable to IBM of $561.1 million.

     At June 30, 2002, the Company had available $9.8 billion of a shelf registration with the Securities and Exchange Commission (SEC) for the issuance of debt securities. The Company may issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for the purchase of debt securities that it may issue from the unused portion of this shelf registration.

     The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate amount of up to Euro 8.0 billion, or its equivalent in any other currency. At June 30, 2002, there was Euro 4.1 billion available for the issuance of debt securities under this program. The Company had no debt outstanding under this program as of June 30, 2002. The Company may issue debt securities over the next twelve months under this program, dependent on prevailing market conditions and its need for such funding.

     The Company is an authorized borrower under IBM's $12.0 billion committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

     The Company and IBM have master loan agreements for both short-term and long-term funding. At June 30, 2002, and December 31, 2001, the Company had $7,789.4 million and $8,088.3 million, respectively, of borrowings outstanding under this agreement. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details.

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

     Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, software license fees and services and factored IBM receivables. Also included in amounts due to IBM and affiliates are amounts due to IBM for services received from IBM under the intercompany operating agreement, as well as income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $512.9 million to $1,504.3 million at June 30, 2002, from $2,017.2 million at December 31, 2001. This decrease was primarily attributable to a decrease in the amount payable for term leases, working capital financing receivables and income taxes.

     The Company's debt to equity ratio was 6.8:1 at June 30, 2002, and December 31, 2001.

     The Company has guaranteed certain loans and financial commitments. These financial guarantees amounted to $87.2 million and $96.4 million, at June 30, 2002, and December 31, 2001, respectively.

     The Company has approved but unused working capital lines of credit available to customers which amounted to $1,930.7 million and $2,500.5 million at June 30, 2002, and December 31, 2001, respectively.

     Additionally, the Company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $293.9 million and $269.0 million at June 30, 2002, and December 31, 2001, respectively.

     The table below summarizes the Company's contractual obligations and financing commitments as of June 30, 2002, and their expiration dates:

     (Dollars in millions)
                              Balance
                               as of              Amounts expiring in:
                              June 30,
                                2002       2002    2003-04  2005-06  After 2006
                             ___________ _________ ________ _______  __________
     Long-term debt. . . . .  $2,018.2  $    -    $1,928.2 $  90.0   $    -
     Unused lines of credit.   1,930.7    1,329.4     368.3   160.1       72.9
     Financial guarantees. .      87.2       23.1      64.1      -         -
     Other financing
       commitments . . . . .     293.9      79.0      175.0    35.9        4.0

     TOTAL CASH PROVIDED BEFORE DIVIDENDS

     Total cash provided before dividends was $692.1 million for the six months ended June 30, 2002, compared with $22.3 million for the same period of 2001. For the first six months of 2002, total cash provided before dividends reflects $686.5 million of cash provided by operating activities and $5.6 million of cash provided by investing and financing activities before dividends. For the first six months of 2001, total cash provided before dividends reflected $1,155.2 million of cash provided by operating activities, offset by $1,132.9 million of cash used in investing and financing activities before dividends. Cash and cash equivalents at June 30, 2002, totaled $967.2 million, an increase of $432.1 million, compared with the balance at December 31, 2001.

     RESULTS OF OPERATIONS

     INCOME FROM LEASES

     Income from leases decreased 10 percent to $215.0 million for the second quarter of 2002, from $239.7 million for the second quarter of 2001. Income from leases decreased 4 percent to $464.0 million for the first half of 2002, from $484.9 million for the first half of 2001. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $79.5 million for the second quarter of 2002, an increase of 8 percent from $73.8 million for the same period of 2001. For the first half of 2002, lease income from remarketing transactions was $170.5 million, an increase of 15 percent from $148.7 million for the same period of 2001. Improved average lease yields and lower writedowns contributed to the overall increase in lease income and lease income from remarketing transactions for the three- and six-month periods ended June 30, 2002.

     On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. In accordance with generally accepted accounting principles, anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently.
     A review of the Company's $978.2 million residual value portfolio at June 30, 2002, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company will record write-downs to recognize decreases in expected future residual values of its leased equipment. The Company recorded $1.4 million of such write-downs during the first half of 2002. The Company did not record any write-downs to its residual value portfolio during the three and six months ended June 30, 2001.

     INCOME FROM LOANS

     Income from loans decreased 16 percent to $68.8 million for the three months ended June 30, 2002, compared with $82.0 million for the same period of 2001. For the six months ended June 30, 2002, income from loans decreased 17 percent to $141.3 million, compared with $169.3 million for the same period of 2001. This decrease resulted from lower average loan balances, which were due to the decline in financing originated for software and services, a decline in yields and lower syndicated loan income.

     INCOME FROM WORKING CAPITAL FINANCING

     Income from working capital financing decreased 35 percent to $33.4 million for the second quarter of 2002, compared with $51.3 million for the second quarter of 2001. For the first six months of 2002, income from working capital financing decreased 38 percent to $73.5 million, compared with $119.3 million for the same period of 2001. This decrease is due to a decline in fee income earned from inventory financing and interest income from dealer financing due to lower originations. Additionally, a decrease of $9.5 million in income from revolving syndicated loans contributed to the overall decline in income from working capital financing receivables.

     EQUIPMENT SALES

     Equipment sales amounted to $118.5 million for the second quarter of 2002, compared with $153.5 million for the second quarter of 2001. For the six months ended June 30, 2002, equipment sales amounted to $220.0 million, compared with $267.3 million for the same period of 2001.

     Gross profit on equipment sales for the second quarter of 2002 was $28.0 million, compared with $33.4 million for the same period of 2001. Gross profit on equipment sales for the first half of 2002 was $40.0 million, compared with $52.9 million for the same period of 2001. The gross profit margin for the second quarter of 2002 increased to 23.6 percent, compared with 21.7 percent for the same period of 2001. For the six months ended June 30, 2002, the gross profit margin decreased to 18.2 percent, compared with 19.8 percent for the same period of 2001. The mix of products available for sale and changing market conditions for certain used equipment during the first half of 2002 contributed to the changes in sales, gross profit and gross profit margins, compared with the same period of 2001.

     INCOME FROM FACTORED IBM RECEIVABLES

     Income from factored IBM receivables increased to $6.0 million, compared with $2.9 million for the second quarter of 2001. For the first half of 2002, income from factored IBM receivables amounted to $11.2 million, compared with $2.9 million for the same 2001 period. In May 2001, the Company resumed the factoring of selected IBM receivables. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details.

     INTEREST EXPENSE

     Interest expense decreased 39 percent to $83.1 million for the second quarter of 2002, compared with $135.7 million for the same period of 2001. Interest expense decreased 43 percent to $168.9 million for the first half of 2002, compared with $296.5 million for the same period of 2001. This decrease is due to a decline in interest rates and in the Company's average debt balance outstanding. The Company's average cost of debt for the first half of 2002 decreased to 3.8 percent, from 5.7 percent for the same period of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased 6 percent to $69.0 million for the second quarter of 2002, compared with $65.2 million for the second quarter of 2001. For the first half of 2002, selling, general and administrative expenses increased 6 percent to $141.5 million, compared with $133.6 million for the same period of 2001. These increases are attributable to an increase in the expense allocation the Company receives from IBM. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details.
     The Company incurred $.9 million and $3.2 million related to workforce reductions for the three- and six-month periods ended June 30, 2002.

     PROVISION FOR RECEIVABLE LOSSES

     The majority of the Company's portfolio of capital equipment leases and loans is with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed.

     The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products, remains significant. At June 30, 2002, and December 31, 2001, approximately 45 percent and 42 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts.

     As of June 30, 2002, the Company's allowance for receivable losses of $248.3 million represented management's best estimate of probable losses inherent in its portfolios. This allowance consisted of $174.2 million allocated to specific accounts and $74.1 million that was unallocated. As of December 31, 2001, the Company's allowance for receivable losses of $180.4 million consisted of $104.8 million that was allocated to specific accounts and $75.6 million that was unallocated. While the overall asset quality of the portfolio has remained relatively stable, the Company continues to pay particular attention to areas of potential risk which
     includes  exposure  to  the  telecom  industry.    As  a  result  of  the
     deterioration of the financial condition of certain companies in this and other industries, the Company recorded additional specific reserves which were based upon estimates of the collectibility and recovery, including collateral. In addition, certain loans have been placed on nonaccrual status and are being closely monitored by management.

     The overall provision for receivable losses increased to $58.3 million for the three months ended June 30, 2002, compared with $33.1 million for the same period of 2001. For the six months ended June 30, 2002, the provision for receivable losses increased to $144.5 million, compared with $53.8 million for the same period of 2001. The increase in the provision for receivable losses is primarily attributable to the matters referred to above.

     For the three months ended June 30, 2002, and 2001, the Company's write-offs amounted to $66.4 million and $13.1 million, respectively. For the six months ended June 30, 2002, and 2001, the Company's write-offs amounted to $76.6 million and $21.4 million, respectively. The increase in write-offs for the three- and six-month periods ended June 30, 2002, relates primarily to the write-off of accounts with specific reserves. Write-offs for the three- and six-months periods ended June 30, 2002, and 2001, have been consistent with the Company's expected estimates of collectibility.

     INCOME TAXES

     Income taxes for the second quarter of 2002 amounted to $55.4 million, compared with $66.2 million for same period of 2001. For the first half of 2002, income taxes amounted to $108.0 million, compared with $134.9 million for the same period of 2001. This decrease is due to a decrease in earnings before income taxes. The company's effective tax rate has remained relatively constant at approximately 39 percent. The rate for the second quarter of 2002 was 39.4 percent versus 39.0 percent for the same period in 2001, and the rate for the first six months of 2002 and for the comparable period in 2001 was 39.4 percent.

     RETURN ON AVERAGE EQUITY

     The results for the six months ended June 30, 2002, yielded an annualized return on average equity of 21.9 percent, compared with 22.4 percent for the same period of 2001.

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

                             Part II - Other Information

     Item 1.  Legal Proceedings

     None material.


     Item 6. Exhibits and Reports on Form 8-K

     (a).  Exhibits

     Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
                         Of The Sarbanes-Oxley Act Of 2002

     Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
                         Of The Sarbanes-Oxley Act Of 2002

     (b).  Reports on Form 8-K

     A Form 8-K dated April 17, 2002, was filed with respect to the Company's financial results for the period ended March 31, 2002.

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

                                          IBM CREDIT CORPORATION
                                        _______________________________
                                             (Registrant)

     Date: August 13, 2002         By:  /s/ Paula L. Summa
                                        (Paula L. Summa)
                                        Vice President, Finance
                                        and Chief Financial Officer

                                                                   Exhibit 99.1
                               IBM CREDIT CORPORATION

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of IBM Credit Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Loughridge, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



     /s/ Mark Loughridge

     ____________________
     Mark Loughridge
     President
     August 13, 2002

                                                                   Exhibit 99.2
                               IBM CREDIT CORPORATION

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of IBM Credit Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paula L. Summa, Vice President, Finance, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



     /s/ Paula L. Summa

     ___________________________
     Paula L. Summa
     Vice President, Finance
     August 13, 2002