Form 10-Q
period 2002-09-30
IBM CREDIT CORP
filed 2002-11-04
CIK 353524

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                              FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended September 30, 2002

                  Commission file number 1-8175
               __________________________________

                     IBM CREDIT CORPORATION
     ______________________________________________________
     (Exact name of registrant as specified in its charter)

       Delaware                               22-2351962
____________________                  ______________________
(State or other                       (I.R.S. Employer
jurisdiction of                       Identification No.)
incorporation or
organization)

                 North Castle Drive, MS NCA-306,
                  Armonk,  New York  10504-1785
            ________________________________________
            (Address of principal executive offices)
                           (Zip Code)

                         (914) 765-1900
      ____________________________________________________
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                  No
                  _____                    _____

     As of September 30, 2002, there were 936 shares of capital stock, par value $1.00 per share, all held by International Business Machines Corporation. Aggregate market value of the voting stock held by nonaffiliates of the registrant at September 30, 2002: NONE.

The   registrant  meets  the  conditions  set  forth  in  General
Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.



                              INDEX


Part I - Financial Information


                                                          Page

Item 1.  Consolidated Financial Statements:

Consolidated Statement of Financial Position
  at September 30, 2002 and December 31, 2001                1

Consolidated Statement of Earnings for the three
  and nine months ended September 30, 2002 and 2001          2

Consolidated Statement of Cash Flows for the
  nine months ended September 30, 2002 and 2001              3

Notes to Consolidated Financial Statements                   5


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations             10

Item 4.  Controls and Procedures                            19


Part II - Other Information                                 20






                     IBM CREDIT CORPORATION

          CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands)                      At             At
                                        September       December
                                           30,            31,
                                          2002           2001
                                       ___________    ___________
 ASSETS:
                                       (Unaudited)

   Cash and cash equivalents           $  940,578     $   535,037
   Investment in capital leases, net     4,733,322      5,253,317
   Equipment on operating leases,net     1,888,579      2,136,954
   Loans receivable, net                 3,108,825      3,875,800
   Working capital financing
     receivables, net                    1,756,761      2,514,903
   Factored IBM receivables, net           401,259        438,540
   Other assets                            408,832        554,986
                                      ____________    ___________
 Total Assets                          $13,238,156    $15,309,537
                                      ============    ===========

 LIABILITIES AND
  STOCKHOLDER'S EQUITY:

 LIABILITIES
   Short-term debt                     $ 1,530,603    $ 2,332,375
   Short-term debt - IBM                 6,257,225      5,213,194
   Due to IBM and affiliates             1,190,143      2,017,221
   Interest and other accruals             305,712        306,795
   Deferred income taxes                   926,987        977,773
   Long-term debt                            2,078         47,333
   Long-term debt - IBM                  1,615,100      2,875,100
                                      ____________    ___________
 Total Liabilities                      11,827,848     13,769,791
                                      ____________    ___________

 Stockholder's Equity:
   Capital stock, class A,
    par value $1.00 per share
      Shares authorized: 10,000
      Shares issued and outstanding:
        936 in 2002 and 2001               457,411        457,411
   Accumulated other comprehensive loss        (12)        (1,218)
   Retained earnings                       952,909      1,083,553
                                      ____________    ___________
 Total Stockholder's Equity              1,410,308      1,539,746
                                      ____________    ___________
 Total Liabilities and
  Stockholder's Equity                 $13,238,156    $15,309,537
                                      ============    ===========

The accompanying notes are an integral part of this statement.


                     IBM CREDIT CORPORATION

               CONSOLIDATED STATEMENT OF EARNINGS
                           (Unaudited)

(Dollars in thousands)

                      Three Months Ended      Nine Months Ended
                        September 30,           September 30,
                       2002        2001       2002        2001
                     _________   ________   _________   __________
FINANCE AND OTHER
INCOME:
Income from leases:
 Capital leases       $105,302   $121,088   $ 331,086   $ 356,441
 Operating leases,
  net of depreciation  118,255    147,296     356,474     396,877
                     _________   ________   _________   __________
                       223,557    268,384     687,560     753,318
                     _________   ________   _________   __________

Income from loans       56,909     53,159     198,236     222,460
Income from working
 capital financing      32,596     47,332     106,069     166,613
Equipment sales        163,174    114,576     383,152     381,868
Income from factored
 IBM receivables        5,263       7,179      16,441      10,042
Other income            5,133      15,229       4,160      12,283
Total finance income_________    ________   _________   __________
  and other income    486,632     505,859   1,395,618   1,546,584
                    _________    ________   _________   __________

COST AND EXPENSES:
  Interest              74,128    126,291     243,057     422,751
  Cost of equipment
   sales               124,743     95,017     304,697     309,396
  Selling, general and
   administrative       69,807     74,226     211,346     207,790
  Provision for
   receivable losses   113,575     24,630     258,039      78,474
                    __________   ________   _________   _________
     Total cost
       and expenses    382,253    320,164   1,017,139   1,018,411
                    __________   ________   _________   _________

EARNINGS BEFORE
INCOME TAXES           104,379    185,695     378,479     528,173
Provision for
  income taxes          41,126     73,030     149,123     207,966
                    __________   ________   _________   _________

NET EARNINGS          $ 63,253   $112,665   $ 229,356   $ 320,207
                    ==========   ========   =========   =========

The accompanying notes are an integral part of this statement.

                     IBM CREDIT CORPORATION

              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Dollars in thousands)
                                            Nine Months Ended
                                              September 30,
                                           2002           2001
                                        ___________   _____________
CASH FLOW FROM OPERATING ACTIVITIES:

Net earnings                            $  229,356      $  320,207
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization            961,018      1,210,782
  Provision for receivable losses          258,039         78,474
  (Decrease) increase in deferred
  income taxes                             (50,786)        57,499
  Decrease in interest
   and other accruals                       (1,083)      (194,952)
  Proceeds from sale of equipment,
    net of gross profit                    311,389        311,400
  Decrease in amounts due
   IBM and affiliates                     (827,078)      (485,506)
  Decrease in deferred assets                1,842         66,981
  Decrease in miscellaneous                110,618        122,945
  receivables
  Other, net                                 8,217         69,617
                                       ____________   ____________
Cash provided by operating
  operating activities                   1,001,532      1,557,447
                                       ____________   ____________

CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in capital leases          (1,615,402)    (2,291,168)
  Collections of capital leases,
   net of income earned                  1,958,849      1,958,065
  Investment in equipment on
   operating leases                       (846,097)      (818,199)
  Investment in loans receivable        (1,210,554)    (1,542,597)
  Collections of loans receivable,
   net of interest earned                1,723,692      1,861,690
  Collections of working capital
   financing receivables, net              577,224        511,885
  Purchase of factored
   IBM receivables                      (2,602,635)    (1,960,164)
  Collections of IBM factored
   receivables, net of income earned     2,636,153      1,549,170
  Proceeds from sale of selected
   working capital financing receivables    75,564            -
  Other, net                               128,223          1,992
                                       ____________   ____________
Cash provided by (used in)
 investing activities                      825,017       (729,326)
                                       ____________   ____________

                     IBM CREDIT CORPORATION

              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Continued)
(Dollars in thousands)

                                                   Nine Months Ended
                                                     September 30,
                                                  2002           2001
                                            _____________   ______________
CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
    long-term debt                              594,100       2,100,100
   Repayment of debt with original
    maturities of one year or more           (1,875,186)     (3,233,799)

   Issuance of debt with original
    maturities within one year, net             220,078         471,048
   Cash dividends paid to IBM                  (360,000)       (518,000)
                                           ______________   ______________
Cash used in financing activities
                                             (1,421,008)     (1,180,651)
                                           ______________   ______________

Change in cash and cash equivalents             405,541        (352,530)

Cash and cash equivalents, January 1            535,037         951,490
                                           ______________   ______________

Cash and cash equivalents, September 30      $  940,578      $  598,960
                                           ==============   ==============

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

NOTE 2 - RELATED COMPANY TRANSACTIONS:

The Company provides equipment, software and services financing at market rates to IBM and affiliated companies for both IBM and non-IBM products. The Company originated $333.1 million and $252.9 million of such financings during the nine months ended September 30, 2002, and 2001, respectively. At September 30, 2002, and December 31, 2001, $1,231.0 million and $1,134.1 million, respectively, of such financings were included in the Company's lease and loan portfolio. The operating lease income, net of depreciation, and income from loans earned from transactions with IBM and affiliated companies, was $130.0 million and $144.7 million for the first nine months of 2002, and 2001, respectively.

The Company provides working capital financing, at market rates, to certain remarketers of IBM products. IBM pays the Company a fee to provide an interest-free financing period to its remarketers. Included in income from working capital financing is $61.0 million and $63.3 million of fee income earned from IBM for the nine months ended September 30, 2002, and 2001, respectively.

The Company sells used equipment to IBM at the conclusion of IBM's lease or from the Company's inventory. For the nine months ended September 30, 2002, and 2001, the Company's sales of equipment to IBM amounted to $94.7 million and $121.0 million, respectively.

IBM Credit International Factoring Corporation (ICIFC), a subsidiary of the Company, has entered into factoring agreements with selected IBM subsidiaries. Under these agreements, ICIFC will periodically purchase, without recourse, all the rights, title and interest to certain outstanding IBM customer receivables. During the nine months ended September 30, 2002, and December 31, 2001, the Company acquired IBM customer receivables having a notional value of $2,616.9 million and $2,966.6 million, for $2,602.6 million and $2,948.7 million, respectively.

The Company has a master loan agreement with IBM. This agreement allows for short-term (up to 270-day) funding, made available at market terms and conditions, upon the request of the Company. At September 30, 2002, and December 31, 2001, the Company had $3,817.2 million and $3,238.2 million, respectively, of borrowings outstanding under this agreement.










NOTE 2 - RELATED COMPANY TRANSACTIONS (Continued):

The Company and IBM have an additional master loan agreement which allows for longer-term funding, made available at market terms and conditions, upon the request of the Company. At September 30, 2002, and December 31, 2001, the Company had $4,055.1 million and $4,850.1 million, respectively, of borrowings outstanding under this agreement. Long-term debt-IBM of $1,615.1 million at September 30, 2002, is payable at market terms and conditions and has maturity dates ranging from December 22, 2003 to July 30, 2007.

Interest expense of $188.5 million and $225.1 million was incurred on loans from IBM and affiliates during the nine months ended September 30, 2002, and 2001, respectively.

Pursuant to an operating agreement, the Company is charged by IBM for shared expenses at the corporate and geographic levels. Where practical, shared expenses are determined based upon measurable drivers of expense. When a clear and measurable driver cannot be identified, shared expenses are determined on a financial basis that is consistent with the Company's management system. Management believes that these methods are reasonable. These expenses amounted to $76.9 million and $71.5 million for the nine months ended September 30, 2002, and 2001, respectively, and are included in selling, general and administrative expenses.

NOTE 3 - OTHER COMPREHENSIVE INCOME:

The following table summarizes the components of comprehensive income:

                              Three Months Ended     Nine Months Ended
                                September 30,          September 30,
                               2002       2001        2002       2001
                             ________  _________    ________   ________
Net earnings
                              $63,253   $112,665    $229,356   $320,207

Other comprehensive income
(loss):
 Deferred gains (losses)
  from cash flow hedges,
  net of tax                      317      (184)       1,206    (1,838)
 Unrealized (losses) gains
  On marketable securities,         -       (28)           -         17
  net of tax                _________  _________    ________   ________
Other comprehensive
 income (loss)                    317      (212)       1,206    (1,821)

                            _________  _________    ________   ________

Comprehensive income          $63,570   $112,453    $230,562   $318,386
                            =========  =========    ========   ========

NOTE 4 - SEGMENT REPORTING:

The  Company is organized on the basis of its finance  offerings.
The  Company's  reportable segments are strategic business  units
that   offer  different  financing  solutions  based   upon   the
customers' needs.

The Company's operations are conducted primarily through its two operating segments: Customer Financing and Commercial Financing. The Customer Financing segment provides lease and loan financing of IBM and non-IBM advanced information processing products and services to end users. The Commercial Financing segment provides primarily secured inventory and accounts receivable financing
("working capital financing") for dealers and remarketers of information industry products. Also included in the commercial financing segment are syndicated loans. There are two types of syndicated loans: those in which the Company has purchased a fixed percentage of a specific customer's loan facility from a bank or other lending institution; and those in which the Company is part of a lending group that originates the loan. In both cases, the Company receives its fixed percentage of interest and loan fees, less administrative fees charged by the agent bank.

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

For the three months ended September 30:

(Dollars in thousands)
                                   Customer     Commercial
             2002                  Financing    Financing       Total
________________________________  ___________  ____________  __________

Finance and other income          $  438,589    $  37,208    $  475,797
Interest expense                  $   65,989    $   5,507    $   71,496
Earnings before income taxes      $  167,793    $ (70,856)   $   96,937

             2001

Finance and other income          $  420,665    $  59,266    $  479,931
Interest expense                  $  104,210    $  16,992    $  121,202
Earnings before income taxes      $  146,448    $  20,813    $  167,261

NOTE 4 - SEGMENT REPORTING (Continued):

(Dollars in thousands)

For the nine months ended September 30:

                              Customer      Commercial
          2002                Financing     Financing       Total
___________________________  ___________  ____________  ______________

Finance and other income     $1,249,609    $ 123,658     $ 1,373,267
Interest expense             $  215,303    $  19,055     $   234,358
Earnings (loss) before
  income taxes               $  510,876    $(142,478)    $   368,398


          2001

Finance and other income     $1,312,850    $ 207,113     $ 1,519,963
Interest expense             $  344,460    $  65,296     $   409,756
Earnings before
  income taxes               $  437,197    $  78,912        516,109


At September 30, 2002:
___________________________

Assets                       $9,610,920    $2,133,651    $11,744,571

At December 31, 2001:
___________________________

Assets                       $10,860,545   $3,199,506    $14,060,051



 SEGMENT REPORTING (Continued):

A   reconciliation  of  total  segment  revenues,  total  segment interest expense, total segment earnings before income taxes and total segment assets to the Company's consolidated amounts is as follows:

(Dollars in thousands)
                           Three Months Ended       Nine Months Ended
                             September 30,            September 30,
                            2002        2001        2002         2001
                          _________   ________   ___________  ___________
Finance and Other Income:
Total finance and
 other income for
 reportable segments      $475,797    $479,931   $1,373,267   $1,519,963
Other finance and           10,835      25,928       22,351       26,621
 other income
                          _________   ________   ___________  ___________
Total consoldated finance
 and other income         $486,632    $505,859   $1,395,618   $1,546,584
                          =========   ========   ===========  ===========

Interest expense:
Total interest expense
for reportable segments   $ 71,496    $121,202   $  234,358   $  409,756
Other interest expense       2,632       5,089        8,699       12,995

Total consolidated        _________   ________   ___________  ___________
 interest expense         $ 74,128    $126,291   $  243,057   $  422,751
                          =========   ========   ===========  ===========

Earnings Before Income
Taxes:
Total earnings before
  income taxes for
  reportable segments     $ 96,937    $167,261   $  368,398   $  516,109
Other earnings (loss)
 before income taxes         7,442      18,434       10,081       12,064

Total consolidated
  earnings before        _________   ________   ___________  ___________
  income taxes            $104,379    $185,695   $  378,479   $  528,173
                         =========   ========   ===========  ===========

SEGMENT REPORTING (Continued):

                             At            At
                          September     December
                             30,           31,
                            2002          2001
                         ___________  _____________
Assets:
Total assets for
 reportable segments     $11,744,571   $14,060,051
Other assets               1,493,585     1,249,486
                         ___________  _____________

Total consolidated
assets                   $13,238,156   $15,309,537
                         ===========  =============


For the three months ended September 30, 2002, and 2001, IBM accounted for $128.9 million and $101.4 million, respectively, of the Company's consolidated finance and other income. For the nine months ended September 30, 2002, and 2001, IBM accounted for $304.9 million and $340.5 million, respectively, of the Company's consolidated finance and other income.

The  Company's  business is conducted principally in  the  United
States; foreign operations are not material.


                     IBM CREDIT CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS

        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the three months ended September 30, 2002, were $63.3 million. Net earnings for the nine months ended September 30, 2002, were $229.4 million, yielding an annualized return on average equity of 20.3 percent. Net earnings for the three and nine month periods ended September 30, 2001, were $112.7 million and $320.2 million, respectively. The annualized return on average equity of the nine months ended September 30, 2001, was
23.6 percent.

FINANCING ORIGINATED

For the three months ended September 30, 2002, the Company originated customer equipment financing for end users of $1,174.2 million, a 15 percent decrease from $1,380.3 million for the same period of 2001. For the nine months ended September 30, 2002, the Company originated customer equipment financing for end users of $4,053.7 million, a 12 percent decrease from $4,619.0 million for the nine months ended September 30, 2001. The decrease in customer equipment financing originated is related to the decrease in demand for advanced information processing products caused by the current economic environment.

Customer financing originations for end users included purchases of $1,972.3 million of information handling systems from IBM, consisting of $1,410.7 million for capital leases and $561.6 million for operating leases. In addition, customer financing originations for end users included the following: (1) financing for IBM software and services of $1,108.8 million; (2) financings of $489.2 million, which includes IBM and non-IBM equipment and software and services to meet IBM customers' total solution requirements; (3) installment and lease financing of $408.9 million, managed by the Company for the account of IBM; and (4) financing originated for installment receivables for IBM information handling systems of $74.5 million.

The  Company's capital lease portfolio primarily includes  direct
financing  leases.   Both direct financing leases  and  operating
leases consist principally of IBM advanced information processing products with terms generally from two to three years.

For  the  three months ended September 30, 2002, originations  of working capital financing for dealers and remarketers of information industry products decreased by 6 percent to $2,569.7 million, compared with $2,740.7 million for the same period of 2001. For the nine months ended September 30, 2002, originations of working capital financing for dealers and remarketers of information industry products decreased by 10 percent to $7,531.1 million, compared with $8,391.6 million for the nine months ended September 30, 2001. The decline in working capital financing originations reflects volume decreases in non-IBM products for remarketers financed by the Company in 2002.




FINANCING ORIGINATED (Continued)

Working  capital  financing  receivables  arise  primarily   from
secured  financing for dealers and remarketers of IBM and non-IBM
products.   Payment terms for secured financing  generally  range
from 30 days to 90 days.

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

Remarketing activities comprise income from follow-on capital and operating leases and gross profit on equipment sales. For the three months ended September 30, 2002, the remarketing activities contributed $109.2 million to pretax earnings, a increase of 4 percent compared with $104.7 million for the same period of 2001. For the nine months ended September 30, 2002, the remarketing activities contributed $319.6 million to pretax earnings, an increase of 5 percent compared with $303.5 million for the same period of 2001. These increases are primarily due to an increase in sales in addition to a decrease in write-downs on returns of leased equipment.

At September 30, 2002, the investment in remarketed equipment on capital and operating leases totaled $228.1 million, compared with 2001 year-end investment of $269.5 million.

FINANCIAL CONDITION

ASSETS

Total assets decreased to $13,238.2 million at September 30, 2002, compared with $15,309.5 million at December 31, 2001. This decrease is attributable to a decrease in the Company's lease, loan, working capital financing and factored IBM receivables portfolios, due to declining volumes and the traditional seasonality of IBM's business. These decreases were offset by an increase in cash and cash equivalents. Included in the Company's total assets, were residual values of $943.2 million and $983.2 million at September 30, 2002 and December 31, 2001, respectively. As a percentage of the original amount financed, total residual values remained flat at 7 percent as of September 30, 2002 and December 31, 2001.

LIABILITIES AND STOCKHOLDER'S EQUITY

The assets of the Company were financed with $9,405.0 million of debt at September 30, 2002. Total short-term and long-term debt decreased by approximately $1,063.0 million, from $10,468.0 million at December 31, 2001. This decrease was the result of decreases in short-term debt of $801.7 million, long-term debt of $45.3 million and long-term debt payable to IBM of $1,260.0 million, offset by an increase in short-term debt payable to IBM of $1,044.0 million.
FINANCIAL CONDITION (Continued)

At September 30, 2002, the Company had available $9.8 billion of a shelf registration with the Securities and Exchange Commission
(SEC) for the issuance of debt securities. The Company may issue debt securities under this shelf registration as the need arises. This allows the Company rapid access to domestic financial markets. The Company has no firm commitments for debt securities that it may issue from the unused portion of this shelf registration.

The Company has the option, together with IBM, to issue and sell debt securities under a Euro Medium Term Note Programme (EMTN) in an aggregate amount of up to Euro 8.0 billion, or its equivalent in any other currency. At September 30, 2002, there was Euro 4.7 billion available for the issuance of debt securities under this program. The Company had no debt outstanding under this program as of September 30, 2002. The Company may issue debt securities, dependent on prevailing market conditions and its need for such funding.

The Company is an authorized borrower under IBM's $12.0 billion committed global credit facility, and has a liquidity agreement with IBM for $500.0 million. The Company has no borrowings outstanding under the committed global credit facility or the liquidity agreement.

The Company and IBM have master loan agreements for both short-term and long-term funding. At September 30, 2002, and December 31, 2001, the Company had $7,872.3 million and $8,088.3 million, respectively, of borrowings outstanding under this agreement. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details.

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

Amounts due to IBM and affiliates include trade payables arising from purchases of equipment for term leases and installment receivables, working capital financing receivables for dealers and remarketers, software license fees and services and factored IBM receivables. Also included in amounts due to IBM and affiliates are amounts due to IBM for services received from IBM under the intercompany operating agreement, as well as income taxes currently payable under the intercompany tax allocation agreement. Amounts due to IBM and affiliates decreased by approximately $827.1 million to $1,190.1 million at September 30, 2002, from $2,017.2 million at December 31, 2001. This decrease was primarily attributable to a decrease in the amount payable for equipment purchased for term leases, working capital financing receivables and income taxes.

The Company's debt to equity ratio was 6.7:1 at September 30, 2002, and 6.8:1 at December 31, 2001.

FINANCIAL CONDITION (Continued)

The   Company   has  guaranteed  certain  loans   and   financial
commitments.   These  financial  guarantees  amounted  to   $73.1
million  and  $96.4 million, at September 30, 2002, and  December
31, 2001, respectively.

The Company has approved but unused working capital lines of credit available to customers which amounted to $1,642.7 million and $2,500.5 million at September 30, 2002, and December 31,
2001, respectively.

Additionally, the Company committed to provide future financing to its customers in connection with customer purchase agreements for approximately $254.3 million and $269.0 million at September
30, 2002, and December 31, 2001, respectively.

The table below summarizes the Company's contractual obligations and financing commitments as of September 30, 2002, and their expiration dates:

(Dollars in millions)

                       Balance              Amounts expiring in:
                        as of
                      September
                         30,
                         2002       2002    2003-04    2005-06  After 2006
                     ___________  _______  _________  ________  __________
Long-term debt        $ 1,617.2     $   -   $1,202.2   $ 390.0     $ 25.0
Unused lines of
credit                  1,642.7     735.0      621.1     128.5      158.1
Financial guarantees       73.1      24.4       48.7         -         -
Other financing
commitments               254.3      38.7      175.8      39.8         -
                    ___________   _______  _________  ________  __________

Total                 $ 3,587.3    $798.1   $2,047.8   $ 558.3     $183.1
                    ===========  ======== ========== ========= ===========


TOTAL CASH PROVIDED BEFORE DIVIDENDS

Total cash provided before dividends was $765.5 million for the nine months ended September 30, 2002, compared with $165.5 million for the same period of 2001. For the nine months ended September 30, 2002, total cash provided before dividends reflects $1,001.5 million of cash provided by operating activities and $236.0 million of cash used by investing and financing activities before dividends. For the first nine months of 2001, total cash provided before dividends reflected $1,557.4 million of cash provided by operating activities, offset by $1,392.0 million of cash used in investing and financing activities before dividends. Cash and cash equivalents at September 30, 2002, totaled $940.6 million, an increase of $405.5 million, compared with the balance at December 31, 2001.
RESULTS OF OPERATIONS

INCOME FROM LEASES

Income from leases decreased 17 percent to $223.6 million for the third quarter of 2002, from $268.4 million for the third quarter of 2001. Income from leases decreased 9 percent to $687.6 million for the first nine months of 2002, from $753.3 million for the first nine months of 2001. Income from leases includes lease income resulting from remarketing transactions. Lease income from remarketing transactions was $70.7 million for the third quarter of 2002, a decrease of 17 percent from $85.5 million for the same period of 2001. For the first nine months of 2002, lease income from remarketing transactions was $241.2 million, an increase of 3 percent from $234.2 million for the same period of 2001. Lower average lease yields and lower volumes contributed to the overall decrease in lease income for the three- and nine-month periods ended September 30, 2002.

On a periodic basis, the Company reassesses the future residual values of its portfolio of leases. Anticipated increases in specific future residual values are not recognized before realization and are thus a source of potential future profits. Anticipated decreases in specific future residual values that are considered to be other than temporary are recognized currently. A review of the Company's $943.2 million residual value portfolio at September 30, 2002, indicated that the overall estimated future value of the portfolio continues to be greater than the value currently recorded, which is the lower of the Company's cost or net realizable value. The Company will record write-downs to recognize decreases in expected future residual values of its leased equipment, when necessary. The Company recorded $0 million and $1.4 million of such write-downs during the three and nine months ended September 30, 2002, respectively. The Company did not record any write-downs to its residual value portfolio during the nine months ended September 30, 2001.

INCOME FROM LOANS

Income from loans increased 7 percent to $56.9 million for the three months ended September 30, 2002, compared with $53.2 million for the same period of 2001. For the nine months ended September 30, 2002, income from loans decreased 11 percent to $198.2 million, compared with $222.5 million for the same period of 2001. The decrease for the nine months ended September 30, 2002 was primarily due to lower average loan balances, which were due to the decline in financing originated for software and services, a decline in yields and lower syndicated loan income.

INCOME FROM WORKING CAPITAL FINANCING

Income from working capital financing decreased 31 percent to $32.6 million for the third quarter of 2002, compared with $47.3 million for the third quarter of 2001. For the first nine months of 2002, income from working capital financing decreased 36 percent to $106.1 million, compared with $166.6 million for the same period of 2001. This decrease is due to a decline in fee income earned from inventory financing and interest income from dealer financing due to lower originations. Additionally, a decrease of $12.9 million in income from revolving syndicated loans contributed to the overall decline in income from working capital financing receivables for the nine months ended September 30, 2002.

RESULTS OF OPERATIONS (Continued)

EQUIPMENT SALES

Equipment sales amounted to $163.2 million for the third quarter of 2002, compared with $114.6 million for the third quarter of 2001. For the nine months ended September 30, 2002, equipment sales amounted to $383.2 million, compared with $381.9 million for the same period of 2001.

Gross profit on equipment sales for the third quarter of 2002 was $38.4 million, compared with $19.6 million for the same period of 2001. Gross profit on equipment sales for the nine months ended September 30, 2002 was $78.5 million, compared with $72.5 million for the same period of 2001. The gross profit margin for the third quarter of 2002 increased to 24 percent, compared with 17 percent for the same period of 2001. For the nine months ended September 30, 2002, the gross profit margin increased to 21 percent, compared with 19 percent for the same period of 2001. The mix of products available for sale and changing market conditions for certain used equipment during the nine months ended September 30, 2002 contributed to the increases in sales, gross profit and gross profit margins, compared with the same period of 2001.

INCOME FROM FACTORED IBM RECEIVABLES

Income from factored IBM receivables decreased to $5.3 million, compared with $7.2 million for the third quarter of 2001 as a result of lower IBM volumes. For the nine months ended September 30, 2002, income from factored IBM receivables amounted to $16.4 million, compared with $10.0 million for the same 2001 period. In May 2001, the Company resumed the factoring of selected IBM receivables. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details.

OTHER INCOME

Other income was $5.1 million and $15.2 million for the three months ended September 30, 2002 and 2001, respectively. Other income was $4.2 million and $12.3 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease was primarily attributable to a litigation settlement received in 2001 of approximately $18.3 million.

INTEREST EXPENSE

Interest expense decreased 41 percent to $74.1 million for the third quarter of 2002, compared with $126.3 million for the same period of 2001. Interest expense decreased 43 percent to $243.1 million for the nine months ended September 30, 2002, compared with $422.8 million for the same period of 2001. This decrease is due to a decline in interest rates and in the Company's average debt balance outstanding. The Company's average cost of debt for the nine months ended September 30, 2002 decreased to
3.7 percent, from 5.5 percent for the same period of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense decreased 6 percent to $69.8 million for the third quarter of 2002, compared with $74.2 million for the third quarter of 2001 primarily due to lower compensation costs. For the nine months ended September 30, 2002, selling, general and administrative expenses increased 2 percent to $211.3 million, compared with $207.8 million for the same period of 2001. This increase is attributable to an increase in the expense allocation the Company receives from IBM. Refer to Note 2, Related Company Transactions in the Notes to the Consolidated Financial Statements for additional details. The Company incurred $3.2 million related to workforce reductions for the nine-month period ended September 30, 2002.

PROVISION FOR RECEIVABLE LOSSES

The majority of the Company's portfolio of capital equipment leases and loans is with investment grade customers. The Company generally retains ownership or takes a security interest in any underlying equipment financed.

The Company's working capital financing business is predominantly with non-investment grade customers. Such financing receivables are typically collateralized by the inventory and accounts receivable of the dealers and remarketers. With the continued trend toward consolidation in this industry, the concentration of such financings for certain large dealers and remarketers of information industry products remains significant. At September 30, 2002, and December 31, 2001, approximately 49 percent and 42 percent, respectively, of the working capital financing receivables outstanding were concentrated in ten working capital accounts.

As of September 30, 2002, the Company's allowance for receivable losses of $287.2 million represented management's best estimate of probable losses inherent in its portfolios. This allowance consisted of $207.4 million allocated to specific accounts and $79.8 million that was unallocated. As of December 31, 2001, the Company's allowance for receivable losses of $180.4 million consisted of $104.8 million that was allocated to specific accounts and $75.6 million that was unallocated. While the overall asset quality of the portfolio has remained relatively stable, the Company continues to pay particular attention to areas of potential risk, which includes exposure to the telecom industry. As a result of the deterioration of the financial condition of certain companies in this and other industries, the Company recorded additional specific reserves which were based upon estimates of collectibility and recovery, including collateral. In addition, certain loans have been placed on nonaccrual status and are being closely monitored by management.

The overall provision for receivable losses increased to $113.6 million for the three months ended September 30, 2002, compared with $24.6 million for the same period of 2001. For the nine months ended September 30, 2002, the provision for receivable losses increased to $258.0 million, compared with $78.5 million for the same period of 2001. The increase in the provision for receivable losses is primarily attributable to the matters referred to above.






PROVISION FOR RECEIVABLE LOSSES (Continued)

For the three months ended September 30, 2002, and 2001, the Company's write-offs amounted to $74.6 million and $21.7 million, respectively. For the nine months ended September 30, 2002, and 2001, the Company's write-offs amounted to $151.2 million and $43.1 million, respectively. The increase in write-offs for the three- and nine-month periods ended September 30, 2002, relates primarily to specific reserves required as a result of the
continuous  decline  in  market  conditions.   Specific   reserve
requirements have been concentrated among companies in the telecommunications industry. Write-offs for the three- and nine-months periods ended September 30, 2002, and 2001, have been consistent with the Company's expected estimates of collectibility.

INCOME TAXES

The company's effective tax rate has remained relatively constant at approximately 39 percent. The rate for the third quarter of 2002 was 39.4 percent versus 39.3 percent for the same period in 2001, and the rate for the first nine months of 2002 and for the comparable period in 2001 was 39.4 percent.

RETURN ON AVERAGE EQUITY

The results for the nine months ended September 30, 2002, yielded an annualized return on average equity of 20.3 percent, compared with 23.6 percent for the same period of 2001.

CLOSING DISCUSSION

The Company's resources continue to be sufficient to enable it to carry out its mission of offering customers competitive leasing and financing and providing information technology remarketers with inventory and accounts receivable financing, all of which contribute to the growth and stability of IBM earnings.
FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Quarterly Report on Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including, but not limited to, the Company's level of equipment financing originations; the propensity for customers to finance their acquisition of IBM products and services with the Company; the competitive environment in which the Company operates; the success of the Company in developing strategies to manage debt levels; non-performance by a customer of contractual requirements; the concentration of credit risk and creditworthiness  of  the  customers;  the  Company's  associated collection and asset management efforts; the Company's determination and subsequent recoverability of recorded residual values; currency fluctuations on the Company's assets; changes in interest rates; non-performance by the counterparty in derivative transactions; the Company's ability to attract and retain key personnel; the Company's ability to manage acquisitions and alliances; and legal, political and economic changes and other risks, uncertainties and factors inherent in the Company's business and otherwise discussed in this Form 10-Q and in the Company's other filings with the SEC.


Item 4.  Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Vice President, Finance have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.


                   Part II - Other Information

Item 1.  Legal Proceedings

None material.


Item 6. Exhibits and Reports on Form 8-K

(a).  Exhibits

Exhibit 99.1   Certification Pursuant To 18 U.S.C.  Section 1350,
As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of
2002

Exhibit 99.2   Certification  Pursuant To 18 U.S.C.  Section
1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
Act Of 2002

Exhibit 99.3   Certification Pursuant To 13A-14 or 15D-14 of the
Securities Exchange Act of 1934, as adopted pursuant to Section
302 of The Sarbanes-Oxley Act Of 2002

Exhibit 99.4   Certification Pursuant To 13A-14 or 15D-14 of the
Securities Exchange Act of 1934, as adopted pursuant to Section
302 of The Sarbanes-Oxley Act Of 2002



(b).  Reports on Form 8-K

A Form 8-K dated July 17, 2002, was filed with respect to the Company's financial results for the period ended June 30, 2002.
                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


IBM CREDIT CORPORATION

_______________________________

(Registrant)

Date: November 4, 2002       By: /s/ James Boyken
                                  __________________________
                              (James Boyken)
                              Vice President, Finance

                                                     Exhibit 99.1

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
 EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                   SARBANES-OXLEY ACT OF 2002

I, Mark Loughridge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IBM
Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated: November 4, 2002

By:    /s/ Mark Loughridge
       ___________________________
           Mark Loughridge
           President
                                                     EXHIBIT 99.2

                     IBM CREDIT CORPORATION

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of IBM Credit Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Loughridge, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)    The  Report  fully complies with the requirements  of
section  13(a) or 15(d) of the Securities Exchange Act  of  1934;
and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Mark Loughridge
____________________
Mark Loughridge
President
November 4, 2002

                                                     EXHIBIT 99.3

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
 EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                   SARBANES-OXLEY ACT OF 2002

I, James Boyken, certify that:

1. I have reviewed this quarterly report on Form 10-Q of  IBM
Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves
management or other employees who have a        significant role
in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated: November 4, 2002

By:   /s/ James Boyken
     __________________________
      James Boyken
      Vice President, Finance


                                                     Exhibit 99.4

                     IBM CREDIT CORPORATION

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of IBM Credit Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Boyken, Vice President, Finance, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)    The  Report  fully complies with the requirements  of
section  13(a) or 15(d) of the Securities Exchange Act  of  1934;
and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  James Boyken

___________________________
James Boyken
Vice President, Finance
November 4, 2002